Form 10-Q
period 1996-03-31
BIOMATRIX INC
filed 1996-05-14
CIK 747952

                                    FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996                  Commission File Number 0-19373

                                 BIOMATRIX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          13-3058261
- - -------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   65 Railroad Avenue, Ridgefield, N.J. 07657
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (201)945-9550
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1)      Yes  X          No
                                        ---            ---

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                     Class                                 March 31, 1996
                     -----                                 --------------

    Common stock, $ 0.0001 par value                         10,182,872

                                 BIOMATRIX, INC.

                                TABLE OF CONTENTS

                                                                          PAGE NO.
                                                                          --------
PART I.     FINANCIAL INFORMATION

            ITEM 1 - Unaudited Financial Statements

            Consolidated Balance Sheets as of

            March 31, 1996 and December 31, 1995                               3

            Consolidated Statements of Operations for the

            Three Months Ended March 31, 1996 and 1995                         4

            Consolidated Statements of Cash Flows for the

            Three Months Ended March 31, 1996 and 1995                         5

            Notes to Consolidated Financial Statements                         6

            ITEM 2

            Management's Discussion and Analysis of Financial

            Condition and Results of Operations                                7-8

PART II.    OTHER INFORMATION

            ITEM 6

            Exhibits and Reports on Form 8-K                                   9


Signatures                                                                    10

                        BIOMATRIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   March 31,     December 31,
                                                                      1996           1995
                                                                      ----           ----
     ASSETS
Current assets:
   Cash and cash equivalents ..................................   $ 3,966,784     $ 8,888,869
   Held-to-maturity investments ...............................     5,889,712       1,598,397
   Accounts receivable, less allowance for doubtful accounts
     of $25,500 in 1996 and 1995 ..............................     1,037,871       1,035,699
   Inventory, at lower of cost (average) or market ............       531,203         660,607
   Prepaid expenses and other current assets ..................       500,434         431,802
                                                                  -----------     -----------

          Total current assets ................................    11,926,004      12,615,374
Property, plant and equipment, net ............................     4,553,166       4,635,656
Other assets ..................................................        61,725         130,546
                                                                  -----------     -----------
          Total assets ........................................   $16,540,895     $17,381,576
                                                                  ===========     ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable ...........................   $   693,484     $   792,615
   Accounts payable ...........................................       566,723         435,329
   Accrued expenses and deferred income .......................     1,101,878       1,309,298
                                                                  -----------     -----------

           Total current liabilities ..........................     2,362,085       2,537,242
Notes payable less current maturities .........................       705,510         728,525
Deferred income ...............................................       450,000               -
                                                                  -----------     -----------
           Total liabilities ..................................     3,517,595       3,265,767
                                                                  -----------     -----------
Commitments and contingent liabilities
Shareholders' equity:
   Common stock, $.0001 par value: 20,000,000
     shares authorized; 10,185,686 and 10,125,949
     issued and 10,182,872 and 10,123,135 outstanding
       in 1996 and 1995, respectively .........................         1,019           1,013
   Preferred stock, 3,000 shares authorized; none issued ......             -               -
   Additional paid-in capital .................................    53,445,842      53,286,223
   Accumulated deficit ........................................   (39,583,288)    (38,334,485)
   Equity adjustment from foreign currency translation ........      (828,313)       (824,982)
   Treasury stock, 2,814 shares of common stock at cost .......       (11,960)        (11,960)
                                                                  -----------     -----------

           Total shareholders' equity .........................    13,023,300      14,115,809
                                                                  -----------     -----------
          Total liabilities and shareholders' equity ..........   $16,540,895     $17,381,576
                                                                  ===========     ===========

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                               March 31,
                                                         -------------------
                                                         1996           1995
                                                         ----           ----
Revenues:
   Net sales ......................................   $ 1,096,900    $   666,029
   Income from licenses, royalties, research
     contracts and grants .........................       641,947        430,767
                                                      -----------    -----------
           Total revenues .........................     1,738,847      1,096,796
                                                      -----------    -----------

Costs and expenses:
   Cost of sales ..................................       713,848        519,208
   Research and development expenses ..............     1,366,844      1,347,465
   Selling, general and administrative expenses ...     1,005,874      1,307,278
                                                      -----------    -----------
           Total costs and expenses ...............     3,086,566      3,173,951
                                                      -----------    -----------

Loss from operations ..............................    (1,347,719)    (2,077,155)
Interest expense ..................................       (28,455)       (14,991)
Interest and miscellaneous income .................       127,371        127,700
                                                      -----------    -----------

Net loss ..........................................   $(1,248,803)   $(1,964,446)
                                                      ===========    ===========

Net loss per share:
        Net loss per common share .................   $     (0.12)   $     (0.21)
                                                      ===========    ===========

        Weighted average common shares outstanding     10,161,437      9,512,469
                                                      ===========    ===========

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                 --------------------------
                                                                     1996           1995
                                                                     ----           ----
Cash flows from operating activities:
    Net loss .................................................   $(1,248,803)   $(1,964,446)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization ......................       134,776        129,415
          Amortization of deferred income ....................             -       (229,289)
          Stock option compensation ..........................             -         12,375

    Change in assets and liabilities:
          Accounts receivable ................................        (1,611)        19,222
          Inventory ..........................................       130,646         40,845
          Prepaid expenses and other current assets ..........       (66,366)       (64,196)
          Other assets .......................................        14,830            921
          Accounts payable, accrued expenses and
                 deferred income .............................       358,186       (471,456)
                                                                 -----------    -----------
                 Total adjustments ...........................       570,461       (562,163)
                                                                 -----------    -----------
                 Net cash used in operating activities .......      (678,342)    (2,526,609)
                                                                 -----------    -----------
    Cash flows from investing activities:
          Redemption of held-to-maturity securities ..........     1,591,105      3,660,582
          Purchases of held-to-maturity securities ...........    (5,882,420)    (1,953,743)
          Capital expenditures ...............................       (40,192)       (52,173)
                                                                 -----------    -----------
                 Net cash provided by (used for)
                     investing activities ....................    (4,331,507)     1,654,666
                                                                 -----------    -----------
    Cash flows from financing activities:
          Payments of note payable ...........................      (126,928)        (5,598)
          Stock options exercised ............................       159,624              -
          Sale of common stock ...............................             -      2,000,000
                                                                 -----------    -----------
                 Net cash provided by financing activities ...        32,696      1,994,402
                                                                 -----------    -----------

          Effect of exchange rate changes on cash ............        55,068            579
                                                                 -----------    -----------

    Net increase (decrease) in cash and cash equivalents .....    (4,922,085)     1,123,038
    Cash and cash equivalents at beginning of period .........     8,888,869        481,328
                                                                 -----------    -----------
    Cash and cash equivalents at end of period ...............   $ 3,966,784    $ 1,604,366
                                                                 ===========    ===========
    Supplemental cash flow data:
          Interest paid ......................................   $    28,455    $    14,991

                     The accompanying notes are an integral
                  part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    The financial statements at March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - CONTINGENCY

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980's, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER is in the process of reviewing hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify PRPs' volumetric contributions. The Company has joined a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated based upon the advice of an environmental consultant, that its liability at December 31, 1992 was approximately $417,000, which amount was provided for in the financial statements at that date. On February 2, 1994, the same consultant provided the Company with an updated report on the site. Based upon this analysis, the Company revised its expected liability to $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Therefore the reserve at December 31, 1995, represents $700,610. There have been no significant changes in the projected total clean-up costs nor the PRPs assigned portion of the total costs in the first quarter of 1996, therefore, the Company's reserve of $700,610 has remained unchanged at March 31, 1996.

NOTE 3 - INVENTORIES

         Inventories at March 31, 1996 and December 31, 1995 consisted of :

                                                                 March 31,          December 31,
                                                                   1996                 1995
                                                                 ---------          ------------
         Finished Goods......................................    $120,684             $120,057
         Work-in-Process.....................................     294,543              427,193
         Raw Materials.......................................     115,976              113,357
                                                                  -------             --------
                                                                  531,203             $660,607
                                                                  =======             ========

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Biomatrix, Inc., which includes Biomatrix Svenska AB, a wholly owned subsidiary, and Biomatrix Medical Canada, Inc., a majority owned subsidiary, (the "Company"), has been principally engaged in the research and development and commercial application of proprietary viscoelastic biological polymers called hylans, for use in therapeutic medical applications and skin care. For the past two years, a significant source of revenue for the Company has been from corporate license and distribution agreements which have included certain one-time payments. Until the Company commences sales of its products in major markets, payments from corporate agreements are expected to continue to be a major source of revenues.

         The Company's business is subject to significant risks. Forward-looking comments included herein are subject to and should be read in conjunction with the "Risk Factors" section of the Company's 1995 Annual Report on Form 10-K, including the risks and uncertainties associated with the regulatory approval process and with obtaining and enforcing patents important to the Company's business. As a significant amount of Biomatrix' future revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and profit and losses are expected to fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful. As of March 31, 1996, the Company's accumulated deficit was $39,583,288.

        RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

           REVENUES. Total revenues for the three months ended March 31, 1996 were $1,738,847, an increase of $642,051, or 58.5%, from the same period in 1995. Product sales were $1,096,900 in the first quarter of 1996, an increase of $430,871, or 64.7%, from the same period in 1995, and represented 63.1% of total first quarter 1996 revenues. New product sales of Synvisc(R), the Company's product for the treatment of osteoarthritis, in Sweden and an increase in the sales of skin care intermediate products were the major factors which contributed to the product sales increase. Revenues from licenses, royalties, research contracts and grants were $641,947 in the first quarter of 1996, an increase of $211,180, or 49.0%, from the comparable period in 1995. This favorable change was primarily attributed to a non-refundable payment associated with negotiations for a strategic corporate distribution agreement.

         COSTS AND EXPENSES. Total costs and expenses for the first quarter of 1996 were $3,086,566, a decrease of $87,385, or 2.8%, from the same period in 1995. Selling, general and administrative expenses in the first quarter were $1,005,874, a decrease of $301,404, or 23.1%, from the same period in 1995. Such decrease was principally due to changes made in the Canadian subsidiary whereby the Company, in accordance with its distribution agreement in Canada, was reimbursed for certain selling and administrative expenses by its corporate partner. Additionally, as a result of such agreement, a major portion of the Company's marketing expenses and customer service personnel have become the responsibility of its corporate partner. This decrease was partially offset by an increase in cost of sales of $194,640 to $713,848 due to the higher sales volumes. Cost of sales as a percentage of sales was 65.1% in the first quarter of 1996 versus 78.0% in the same quarter of 1995. This favorable change was primarily due to an increase in production volumes at the Company's manufacturing facility in Canada to support the demand for medical products in Sweden and Canada. Such change was offset partially as a result of the Company's corporate partner distribution arrangement in Canada, under which the Company now receives a percentage of its corporate partner's sales of Synvisc. However, the Company expects that cost of sales will decline further as a percentage of sales as production volumes increase and as the Company expands the sales of its medical products globally.

         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $28,455 for the first quarter of 1995, an increase of $13,464 from the prior year due to a construction and equipment loan from the Quebec government. Interest and miscellaneous income was $127,371 for the first three months of 1996, which was consistent with the same period in 1995.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital needs have been financed in the past from several sources, including private and public placements of its equity securities, loans from shareholders and the Canadian government, license fees, product revenues, royalties, research contracts and grants. Through March 31, 1996, the Company had raised an aggregate of approximately $50 million from the sale of equity securities and an aggregate of approximately $10.6 million from corporate license and distribution agreements.

         The Company had cash and cash equivalents of $3,966,784 and investments, invested in U.S. government securities, of $5,889,712 at March 31, 1996. Overall, the Company's cash and investment position decreased by $630,770 for the first quarter of 1996.

         As of March 31, 1996, the Company had provided a reserve of $700,610 for a contingent liability related to an environmental matter. This reserve is included in accrued expenses. See Note 2 of Notes to the Consolidated Financial Statements.

         In connection with the Company's acquisition in 1991 of the manufacturing facility in Canada, the Company's majority-owned Canadian subsidiary obtained a five-year loan of approximately $600,000. The anticipated outstanding balance of $525,053 will be due in June 1996. The Company plans to renew this loan for an additional five-year term.

         The Company's present cash and investments together with revenues generated from ongoing business operations are expected to be sufficient to enable the Company to conduct its present business activities into 1997. The Company is pursuing arrangements with potential corporate partners, which could add additional capital in the form of equity, up-front license payments and anticipated future revenue payments, in addition to the potential milestone payments it could receive from existing corporate partners to support ongoing operations. There can be no assurance that any such arrangements will be consummated on terms satisfactory to the Company, or at all.

                        BIOMATRIX, INC. AND SUBSIDIARIES





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

         27.1   Financial Data Schedule

B.   REPORT ON FORM 8-K

                     None

                                 BIOMATRIX, INC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:            May 13, 1996        BIOMATRIX, INC.

                                     By: /s/Endre A. Balazs
                                         ---------------------------------------
                                         Endre A. Balazs
                                         Chief Executive Officer

                                     By: /s/Brian J. Hayden
                                         ---------------------------------------
                                         Brian J. Hayden
                                         Chief Financial & Accounting Officer

                        BIOMATRIX, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

         27.1                       Financial Data Schedule