Form 10-Q
period 1996-06-30
BIOMATRIX INC
filed 1996-08-14
CIK 747952

              Submitted pursuant to Rule 901 (D) of Regulation S-T

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1996                   Commission File Number 0-19373

                               BIOMATRIX, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        13-3058261
- -------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                  65 Railroad Avenue, Ridgefield, N.J.  07657
- --------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (201)945-9550
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                 (1)    Yes   X                No
                            -----                 -----
The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                  Class                           June 30, 1996
     -------------------------------              -------------
     Common stock, $0.0001 par value                10,437,197

                                BIOMATRIX, INC.

                               TABLE OF CONTENTS


                                                              PAGE NO.
                                                              --------

PART I.     FINANCIAL INFORMATION

            ITEM 1 - Unaudited Financial Statements

            Consolidated Balance Sheets as of
            June 30, 1996 and December 31, 1995                   3

            Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 1996 and 1995     4

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1996 and 1995               5

            Notes to Consolidated Financial Statements            6

            ITEM 2

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   7-9

PART II.    OTHER INFORMATION

            ITEM 4

            Submission of matters to a vote of security holders.  10

            ITEM 6

            Exhibits and Reports on Form 8-K                      11


Signatures                                                        12

                        BIOMATRIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                             (Unaudited)

                                                              June 30,    December 31,
                                                                1996          1995
                                                            ------------  ------------
   ASSETS
Current assets:
 Cash and cash equivalents ...............................   $ 4,996,092   $ 8,888,869
 Held-to-maturity investments ............................     9,743,595     1,598,397
 Accounts receivable, less allowance for doubtful accounts
   of $25,500 in 1996 and 1995 ...........................     1,029,203     1,035,699
 Inventory, at lower of cost (average) or market .........       558,638       660,607
 Prepaid expenses and other current assets ...............       537,580       431,802
                                                             -----------   -----------

        Total current assets .............................    16,865,108    12,615,374
Property, plant and equipment, net .......................     4,694,061     4,635,656
Other assets .............................................       118,447       130,546
                                                             -----------   -----------
        Total assets .....................................   $21,677,616   $17,381,576
                                                             ===========   ===========

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of notes payable ........................   $   658,957   $   792,615
 Accounts payable ........................................       629,607       435,329
 Accrued expenses and deferred income ....................     1,363,320     1,309,298
                                                             -----------   -----------

        Total current liabilities ........................     2,651,884     2,537,242
Notes payable less current maturities ....................       703,234       728,525
                                                             -----------   -----------
        Total liabilities ................................     3,355,118     3,265,767
                                                             -----------   -----------
Commitments and contingent liabilities
Shareholders' equity:
 Common stock, $.0001 par value: 20,000,000
   shares authorized; 10,440,011 and 10,125,949
   issued and 10,437,197 and 10,123,135 outstanding
   in 1996 and 1995, respectively ........................         1,044         1,013
 Preferred stock, 3,000 shares authorized; none issued ...             -             -
 Note receivable - related party .........................    (2,450,000)            -
 Additional paid-in capital ..............................    56,036,717    53,286,223
 Accumulated deficit .....................................   (34,379,172)  (38,334,485)
 Equity adjustment from foreign currency translation .....      (874,131)     (824,982)
 Treasury stock, 2,814 shares of common stock at cost ....       (11,960)      (11,960)
                                                             -----------   -----------

        Total shareholders' equity .......................    18,322,498    14,115,809
                                                             -----------   -----------
        Total liabilities and shareholders' equity .......   $21,677,616   $17,381,576
                                                             ===========   ===========



                     The accompanying notes are an integral
                 part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                          Three Months Ended                 Six Months Ended
                                                June 30,                         June 30,
                                       -------------------------        --------------------------
                                           1996         1995               1996           1995
                                       -----------   -----------        -----------   ------------
Revenues:
   Net sales ......................    $ 1,064,578   $ 1,006,158        $ 2,161,478    $ 1,672,187
   Income from licenses, royalties,
     research contracts and grants...    7,478,162       486,431          8,120,109        917,198
                                       -----------   -----------        -----------    -----------
       Total revenues ...............    8,542,740     1,492,589         10,281,587      2,589,385
                                       -----------   -----------        -----------    -----------

Cost and expenses:
   Cost of sales ....................      641,513       522,320          1,355,361      1,041,528
   Research and development
     expenses .......................    1,535,809     1,404,110          2,902,653      2,751,575
   Selling, general and
     administrative expenses ........    1,357,460     1,409,052          2,363,334      2,716,330
                                       -----------   -----------        -----------    -----------
       Total costs and expenses .....    3,534,782     3,335,482          6,621,348      6,509,433
                                       -----------   -----------        -----------    -----------

Profit (loss) from operations .......    5,007,958    (1,842,893)         3,660,239     (3,920,048)
Interest expense ....................      (37,920)      (15,225)           (66,375)       (30,216)
Interest and miscellaneous income ...      234,078       102,906            361,449        230,606
                                       -----------   -----------        -----------    -----------

Net profit (loss) ...................  $ 5,204,116   ($1,755,212)       $ 3,955,313    ($3,719,658)
                                       ===========   ===========        ===========    ===========

Net profit (loss) per share:
   Net profit (loss) per common
      share..........................  $       .50   ($     0.18)       $      0.39    ($     0.39)
                                       ===========   ===========        ===========    ===========

   Weighted average common shares
      outstanding ...................   10,378,868     9,736,302         10,270,152      9,625,219
                                       ===========   ===========        ===========    ===========





                     The accompanying notes are an integral
                 part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        Six Months Ended
                                                                            June 30,
                                                                    -------------------------
                                                                        1996         1995
                                                                    ------------  -----------
Cash flows from operating activities:
   Net profit (loss) .............................................  $  3,955,313  ($3,719,658)
   Adjustments to reconcile net profit (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization .............................       269,767      265,413
       Amortization of deferred income ...........................             -     (455,948)
       Stock option compensation .................................             -       24,750
   Change in assets and liabilities:
       Accounts receivable .......................................         7,242     (288,067)
       Inventory .................................................       102,175       85,450
       Prepaid expenses and other current assets .................      (105,046)     (10,337)
       Other assets ..............................................        12,248     (29,074)
       Accounts payable, accrued expenses and
          deferred income ........................................       197,795     (409,501)
                                                                    ------------  -----------
            Total adjustments ....................................       484,181     (817,314)
                                                                    ------------  -----------

            Net cash provided by (used in) operating activities ..     4,439,494   (4,536,972)
                                                                    ------------  -----------

   Cash flows from investing activities:
       Redemption of held-to-maturity securities .................     4,161,510    7,904,732
       Purchases of held-to-maturity securities ..................   (12,306,708)  (4,318,783)
       Capital expenditures ......................................      (326,606)     (80,917)
                                                                    ------------  -----------

            Net cash (used for) provided by
             investing activities ................................    (8,471,804)   3,505,032
                                                                    ------------  -----------

   Cash flows from financing activities:
       Payments of note payable ..................................      (159,344)     (11,499)
       Stock options exercised ...................................       300,524       29,990
       Sale of common stock ......................................             -    2,000,000
                                                                    ------------  -----------

            Net cash provided by financing activities ............       141,180    2,018,491
                                                                    ------------  -----------

       Effect of exchange rate changes on cash ...................        (1,647)       2,258
                                                                    ------------  -----------

   Net (decrease) increase in cash and cash equivalents ..........    (3,892,777)     988,809
   Cash and cash equivalents at beginning of period ..............     8,888,869      481,328
                                                                    ------------  -----------
   Cash and cash equivalents at end of period ....................  $  4,996,092  $ 1,470,137
                                                                    ============  ===========

   Supplemental cash flow data:
       Interest paid .............................................  $     37,920  $    30,216




                     The accompanying notes are an integral
                 part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

     The financial statements at June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - CONTINGENCY

     In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980's, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER is in the process of reviewing hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify PRPs' volumetric contributions. The Company has joined a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of an environmental consultant, that its liability at December 31, 1992 was approximately $417,000, which amount was provided for in the financial statements at that date. On February 2, 1994, the same consultant provided the Company with an updated report on the site. Based upon this analysis, the Company revised its expected liability to $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Therefore the reserve at December 31, 1995, represented $700,610. There have been no significant changes in the projected total clean-up costs nor the PRPs' assigned portion of the total costs during the first six months of 1996, therefore, the Company's reserve of $700,610 has remained unchanged at June 30, 1996.

NOTE 3 - INVENTORIES

     Inventories at June 30, 1996 and December 31, 1995 consisted of :


                                       June 30,       December 31,
                                         1996            1995
                                       --------       ------------
     Finished Goods .................  $201,832         $120,057
     Work-in-Process ................   235,361          427,193
     Raw Materials ..................   121,445          113,357
                                       --------         --------
                                       $558,638         $660,607
                                       ========         ========



NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

     The note receivable - related party relates to the acquisition of common stock of the Company by an officer of the Company on April 2, 1996 at fair market value on such date. The note is recourse and payable with interest on April 2, 2000.

                        BIOMATRIX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Biomatrix, Inc., which includes Biomatrix Svenska AB, a wholly owned subsidiary, and Biomatrix Medical Canada Inc., a majority owned subsidiary, (the "Company"), is principally engaged in the research, development and commercial application of proprietary viscoelastic biological polymers, called hylans, for use in therapeutic medical applications and skin care. For the past two years, a significant source of revenue for the Company has been from corporate license and distribution agreements which have included certain one-time payments. Until the Company extends sales of its products to major markets, payments from corporate agreements are expected to continue to be an important source of revenues.

     The Company's business is subject to significant risks. Forward-looking comments included herein are subject to and should be read in conjunction with the "Risk Factors" section of the Company's 1995 Annual Report on Form 10-K, including the risks and uncertainties associated with the regulatory approval process, with obtaining and enforcing patents important to the Company's business and other risks detailed in the Company's reports filed under the Securities Exchange Act. As a significant amount of Biomatrix' future revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and profit or losses are expected to fluctuate from quarter-to-quarter. Some of these fluctuations may be significant and, as a result, quarter-to-quarter comparisons may not be meaningful. As of June 30, 1996, the Company's accumulated deficit was $34,379,172.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     REVENUES. Total revenues for the three months ended June 30, 1996 were $8,542,740, an increase of $7,050,151, from the same period in 1995. Revenues from licenses, royalties, research contracts and grants were $7,478,162 in the second quarter of 1996 which represented an increase of $6,991,731 from the same period of 1995. This favorable change was primarily attributed to a non-refundable $5 million payment related to an agreement with Collagen Corp. for marketing rights to Hylaform(R), the Company's product for viscoaugmentation of to correct facial wrinkles and depressed scars, in Europe, Japan, Australia, Canada and other select countries. Additionally, the Company received a payment related to an agreement under which the Company reacquired the marketing rights in certain countries in Europe for Synvisc(R), the Company's product for the treatment of osteoarthritis.

     Product sales were $1,064,578 in the second quarter of 1996, an increase of $58,420, or 5.8%, from the same period of 1995. Increases in Synvisc sales volumes in Canada and sales to the Company's distribution partner in Sweden were the primary causes of this favorable change, offset partially by a reduction in skin care intermediates sales.

     COST AND EXPENSES. Total cost and expenses for the second quarter of 1996 were $3,534,782, an increase of $199,300, or 6.0%, from the same period in 1995. Cost of sales was $641,513, an increase of $119,193 in the second quarter of 1996. Cost of sales as a percentage of sales was 60.3% in the second quarter of 1996 versus 51.9% in the same quarter of 1995. This increase in cost as a percentage of sales is primarily attributable to the Company's entering into a corporate partner distribution arrangement in Canada, under which the Company now receives a percentage of its corporate partner's sales of Synvisc. The Company expects that cost of sales will decline as a percentage of sales as production volumes increase, as the Company becomes more efficient in manufacturing its products and as the Company expands the sale of its medical products globally. Research and development expenses in the second quarter were $1,535,809, an increase of $131,699, or 9.4% from the same period of 1995. Such increase was primarily attributable to an increase in clinical research activities. These increases were partially offset by a reduction of $51,592 in selling, general and administrative expenses due primarily to changes made in the Canadian subsidiary whereby the Company, in accordance with its distribution agreement in Canada, was reimbursed for certain expenses by its corporate partner.

     INTEREST AND MISCELLANEOUS INCOME. Interest expense was $37,920 for the second quarter of 1996, an increase of $22,695 from the same period of 1995, due to a construction and equipment loan from the Quebec government. Interest and miscellaneous income was $234,078 for the second quarter of 1996, an increase of $131,172 from the same period in 1995, due principally to interest income on higher average cash balances.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND 1995

     REVENUES. Total revenues for the six months ended June 30, 1996 and 1995 were $10,281,587 and $2,589,385, respectively, which represented an increase of $7,692,202 in the 1996 period. Revenues from research contracts, licenses, royalties and grants, which accounted for 79.0% of total revenues in the six months ended June 30, 1996, were $8,120,109 and $917,198 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $7,202,911 from the first half of 1995. This increase was due principally to a non-refundable $5 million payment received in the first half of 1996 related to an agreement with Collagen Corp. for the marketing rights to Hylaform in Europe, Japan, Australia, Canada and other select countries and a payment related to an agreement under which the Company reacquired the marketing rights for Synvisc in certain countries in Europe.

     Product sales accounted for 21.0% of total revenues and were $2,161,478 in the first half of 1996, representing an increase of $489,291 or 29.3%, over the same period in 1995. This increase was due principally to increased sales of Synvisc which resulted from increased sales volumes in Canada and new product sales to the Company's distribution partner in Sweden, and increased skin care intermediates product sales.

     COST AND EXPENSES.    Total cost and expenses were $6,621,348 for the six
months ended June 30, 1996, which represented an increase of $111,915, or 1.7%, from the corresponding period of 1995. Cost of sales was $1,355,361 for the six months ended June 30, 1996, representing and increase of $313,833 over the same period of 1995, due to the higher sales volume. Cost of sales as a percentage of sales was 62.7% in the six months ended June 30, 1996 versus 62.3% for the same period of 1995. The Company expects that cost of sales will decline as a percentage of sales as production volumes increase, as the Company becomes more efficient in manufacturing its products and as the Company expands the sales of its medical products globally. Research and development expenses were $2,902,653 in the first half of 1996, an increase of $151,078, of 5.5%, due principally to higher clinical research activities. Selling, general and administrative expenses were $2,363,334 in the first half of 1996, a decrease of $352,996, or 13.0%, due primarily to changes made in the Canadian subsidiary whereby the Company, in accordance with its distribution agreement in Canada, was reimbursed for certain expenses by its corporate partner.

     INTEREST AND MISCELLANEOUS INCOME. Interest expense was $66,375 for the first half of 1996, which represented an increase of $36,159 from the same period of 1995 due to a construction and equipment loan from the Quebec government. Interest and miscellaneous income increased from $230,606 to $361,449 during the six months ended June 30, 1996 compared to the same period of 1995, due primarily to interest income on higher average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital needs have been financed in the past from several sources, including private and public sales of its equity securities, loans from shareholders and the Canadian government, medical and skin care intermediates product revenues, royalties, license fees, research and development contract revenues and grants. Through June 30, 1996, the Company had raised an aggregate of approximately $50 million from the sale of equity securities and an aggregate of approximately $17 million from corporate partners and distribution agreements. The Company expects that a significant portion of its product revenues for the next several years will be dependent upon sales of Synvisc and other medical products. Any significant delay in regulatory approvals or commercialization of the Company's medical products in major markets would have a material adverse effect on the Company.

     The Company had cash and cash equivalents of $4,996,092 and held-to-maturity securities, invested in U.S. government securities, of $9,743,595 at June 30, 1996. Overall, the Company's cash and held-to-maturity securities position increased by $4,252,421 in the six months ended June 30, 1996. The increase in liquid assets was due principally to the net operating profit and funds from the exercise of stock options.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     As of June 30, 1996, the Company had provided a reserve of $700,610 for a contingent liability related to an environmental matter. This reserve is included in accrued expenses. See Note 2 of Notes to the Consolidated Financial Statements.

     In connection with the Company's acquisition in 1991 of the manufacturing facility in Canada, the Company's majority-owned Canadian subsidiary obtained a five-year loan of approximately $600,000. The anticipated outstanding balance of approximately $500,000 was renewed in June 1996 for an additional five-year term.

     In April 1996, the Company entered into a lease for a facility in New Jersey in which the Company intends to locate its U.S. manufacturing operation. The Company is paying a daily rental fee through September 30, 1996, pending an evaluation of environmental issues associated with this facility. Upon a favorable evaluation, the Company would be obligated, for a period of approximately 10 years, to lease this facility at an annual cost ranging from approximately $300,000 to $500,000 over the term of the lease. Additionally, within the first three years of the lease, the Company has an option to acquire this facility at a specified price. Should the Company not execute its option within this three year period, the landlord has the right to require the purchase by the Company of this facility for the specified price. The Company plans to modify this facility to accommodate manufacturing capability for the U.S. and major foreign markets. In conjunction with this facility, the Company plans to expend funds or obtain financing to provide modifications to the facility required for manufacturing and the acquisition of capital equipment required in the manufacturing process. The Company plans to relocate its research and development facilities and its administrative offices to this new facility upon the expiration of its current lease obligation in 1999.

     In July 1996, the Company received $1 million from Pharmacia & Upjohn ("Pharmacia") which represented the final payment and termination of Pharmacia's license to the Company's ophthalmic viscosurgical products.

     The Company's present cash and held-to-maturity securities together with revenues generated from ongoing business operations are expected to be sufficient to enable the Company to conduct its present business activities through 1997. The Company is pursuing arrangements with existing and potential corporate partners, which could add additional capital in the form of equity, up-front payments and anticipated future distribution payments to support ongoing operations. There can be no assurance that any such arrangements will be consummated in a timely manner or on terms favorable to the Company.

                        BIOMATRIX, INC. AND SUBSIDIARIES




ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


     On May 30, 1996, at the Company's Annual Meeting of Shareholders, the Company's stockholders met to consider and vote upon the following three proposals:


     (1) A proposal to elect two Class 2 directors to hold office for a three-year term and until their respective successors have been duly qualified and elected.

     (2) A proposal to ratify the amendment to the Company's 1994 Stock Option Plan increasing the number of shares authorized for issuance under the Plan.

     (3) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as the independent public accountants for the Company for the fiscal year ending December 31, 1996.


     Results with respect to the voting on each of the above proposals were as follows:


     Proposal 1:  Janet L. Denlinger, Ph.D.

                  For - 6,566,568       Withhold Authority - 354,756

                  Julius A. Vida, Ph.D.

                  For - 6,566,568       Withhold Authority - 354,756



     Proposal 2:  6,010,083   Votes For
                    902,276   Votes Against
                      8,965   Abstentions
                              Broker Non-Votes


Proposal 3:       6,913,639   Votes For
                      2,330   Votes Against
                      5,355   Abstentions
                              Broker Non-Votes

                        BIOMATRIX, INC. AND SUBSIDIARIES




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


A.  EXHIBITS

     *10.1 Restated distribution agreement between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited dated April 9, 1996.

     *10.2 First Amendment to Stock Purchase Agreement, dated April 17, 1996, between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited.

     *10.3 Agreement of Lease, dated April 18, 1996, between Ridgefield Associates and Biomatrix, Inc.

     *10.4 International Distribution Agreement, dated June 14, 1996, between Biomatrix, Inc. and Collagen Corporation.

     *10.5 United States Distribution Agreement, dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation.

      10.6 Employment Agreement, dated April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs.

    **10.7 Restricted Stock Purchase Agreement, dated April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs.

    **10.8 Secured Promissory Note, dated April 2, 1996, by Rory B. Riggs and Biomatrix, Inc.

    **10.9 Stock Pledge Agreement, dated April 2, 1996, between Rory B. Riggs and Biomatrix, Inc.

      10.10 Amendment dated March 31, 1996 to the Consulting Agreement, dated June 1, 1993, between Biomatrix, Inc. and Julius A. Vida.

      27.1   Financial Data Schedule


B.   REPORT ON FORM 8-K

             None




            *Confidential treatment requested.  Confidential portions have been omitted and filed separately with the Commission.

           **Filed as an Exhibit to the Schedule 13D of Rory B. Riggs filed with the Commission on June 24, 1996 and incorporated herein by reference thereto.

                                BIOMATRIX, INC.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:  August 12, 1996          BIOMATRIX, INC.



                                By: /s/ Endre A. Balazs
                                   ---------------------------------------
                                   Endre A. Balazs
                                   Chief Executive Officer




                                By: /s/ Brian J. Hayden
                                   ---------------------------------------
                                   Brian J. Hayden
                                   Chief Financial & Accounting Officer