Form 10-Q
period 1996-09-30
BIOMATRIX INC
filed 1996-11-14
CIK 747952

            Submitted pursuant to Rule 901 (D) of Regulation S-T
            ----------------------------------------------------

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1996             Commission File Number 0-19373


                               BIOMATRIX, INC.
              -------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Delaware                                       13-3058261
-------------------------------------           ------------------------------
(State of other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                 65 Railroad Avenue, Ridgefield, N.J.  07657
          ---------------------------------------------------------
             (Address of principal executive offices) (Zip Code)


                                (201)945-9550
            -----------------------------------------------------
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)     Yes   X          No
                                      -----           ----

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                          Class                             September 30, 1996
                          -----                             ------------------
        Common stock, $ 0.0001 par value                          10,553,051

                                BIOMATRIX, INC.

                               TABLE OF CONTENTS


                                                                                         PAGE NO.
                                                                                         --------
PART I.          FINANCIAL INFORMATION

                 ITEM 1 - Unaudited Financial Statements

                 Consolidated Balance Sheets as of
                 September 30, 1996 and December 31, 1995                                     3

                 Consolidated Statements of Operations for the
                 Three and Nine Months Ended September 30, 1996 and 1995                      4

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1996 and 1995                                5

                 Notes to Consolidated Financial Statements                                   6

                 ITEM 2

                 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                          7-9

PART II.         OTHER INFORMATION

                 ITEM 5

                 Other Information                                                            10


                 ITEM 6

                 Exhibits and Reports on Form 8-K                                             10


Signatures                                                                                    11

                        BIOMATRIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                      September 30,     December 31,
                                                                           1996             1995
                                                                           ----             ----
    ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . .      $ 3,374,448        $ 8,888,869
  Held-to-maturity investments  . . . . . . . . . . . . . . . . .       11,224,769          1,598,397
  Accounts receivable, less allowance for doubtful accounts
    of $25,500 in 1996 and 1995   . . . . . . . . . . . . . . . .          855,989          1,035,699
  Inventory, at lower of cost (average) or market   . . . . . . .          606,721            660,607
  Prepaid expenses and other current assets   . . . . . . . . . .          723,077            431,802
                                                                       -----------        -----------

          Total current assets  . . . . . . . . . . . . . . . . .       16,785,004         12,615,374
Property, plant and equipment, net  . . . . . . . . . . . . . . .        9,395,123          4,635,656
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .          131,077            130,546
                                                                       -----------        -----------
          Total assets  . . . . . . . . . . . . . . . . . . . . .      $26,311,204        $17,381,576
                                                                       ===========        ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable  . . . . . . . . . . . . . . .      $   166,373        $   792,615
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .          370,799            435,329
  Accrued expenses and deferred income  . . . . . . . . . . . . .        1,763,194          1,309,298
                                                                       -----------        -----------

          Total current liabilities . . . . . . . . . . . . . . .        2,300,366          2,537,242
Notes payable and capital lease obligations less current
  maturities  . . . . . . . . . . . . . . . . . . . . . . . . . .        5,827,827            728,525
                                                                      ------------        -----------
          Total liabilities . . . . . . . . . . . . . . . . . . .        8,128,193          3,265,767
                                                                      ------------        -----------
Commitments and contingent liabilities
Shareholders' equity:
  Common stock, $.0001 par value: 20,000,000
    shares authorized; 10,555,865 and 10,125,949
    issued and 10,553,051 and 10,123,135 outstanding
    in 1996 and 1995, respectively    . . . . . . . . . . . . . .            1,055              1,013
  Preferred stock, 3,000 shares authorized; none issued   . . . .                -                  -
  Note receivable - related party   . . . . . . . . . . . . . . .       (2,450,000)                 -
  Additional paid-in capital  . . . . . . . . . . . . . . . . . .       56,485,280         53,286,223
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . .      (34,953,658)       (38,334,485)
  Equity adjustment from foreign currency translation   . . . . .         (887,706)          (824,982)
  Treasury stock, 2,814 shares of common stock at cost  . . . . .          (11,960)           (11,960)
                                                                       -----------        -----------

          Total shareholders' equity  . . . . . . . . . . . . . .       18,183,011         14,115,809
                                                                       -----------        -----------
          Total liabilities and shareholders' equity  . . . . . .      $26,311,204        $17,381,576
                                                                       ===========        ===========





                     The accompanying notes are an integral
                 part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                         September 30,
                                                            -------------                         -------------

                                                     1996               1995               1996                   1995
                                                     ----               ----               ----                   ----
Revenues:
   Net sales  . . . . . . . . . . . . . . .       $ 1,120,114         $   872,723       $ 3,281,592        $  2,544,910
   Income from licenses, royalties,
       research contracts and  grants   . .         1,345,225           3,800,352         9,465,334           4,717,550
                                                  -----------         -----------      ------------        ------------
         Total revenues   . . . . . . . . .         2,465,339           4,673,075        12,746,926           7,262,460
                                                  -----------         -----------      ------------        ------------

Cost and expenses:
   Cost of sales  . . . . . . . . . . . . .           535,212             411,212         1,890,573           1,452,740
   Research and development
      expenses  . . . . . . . . . . . . . .         1,623,653           1,307,659         4,526,306           4,059,234
   Selling, general and
      administrative expenses   . . . . . .         1,045,849             895,884         3,409,183           3,612,214
                                                  -----------         -----------      ------------        ------------
         Total costs and expenses   . . . .         3,204,714           2,614,755         9,826,062           9,124,188
                                                  -----------         -----------      ------------        ------------

(Loss) profit from operations . . . . . . .          (739,375)          2,058,320         2,920,864          (1,861,728)
Interest expense  . . . . . . . . . . . . .           (24,719)            (31,475)          (91,094)            (61,691)
Interest and miscellaneous income . . . . .           189,608             325,105           551,057             555,711
                                                  -----------         -----------      ------------        ------------

Net (loss) profit . . . . . . . . . . . . .       ($  574,486)        $ 2,351,950      $  3,380,827        ($ 1,367,708)
                                                  ===========         ===========      ============        ============

Net (loss) profit per share:
   Net (loss) profit per common share . . .       ($     0.05)        $      0.24      $       0.33        ($      0.14)
                                                  ===========         ===========      ============        ============

   Weighted average common shares
      outstanding . . . . . . . . . . . . .        10,467,930          10,005,302        10,336,078           9,751,913
                                                  ===========        ============      ============        ============





                     The accompanying notes are an integral
                 part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                  -------------

                                                                              1996              1995
                                                                              ----              ----
Cash flows from operating activities:
    Net profit (loss) . . . . . . . . . . . . . . . . . . . . . .         $ 3,380,827      ($1,367,708)
    Adjustments to reconcile net profit (loss) to net cash
      provided by (used in) operating activities:
         Depreciation and amortization  . . . . . . . . . . . . .             404,128          397,142
         Amortization of deferred income  . . . . . . . . . . . .                   -         (685,238)
         Stock option compensation  . . . . . . . . . . . . . . .              27,364           37,125
    Change in assets and liabilities:
         Accounts receivable  . . . . . . . . . . . . . . . . . .             179,903         (293,328)
         Inventory  . . . . . . . . . . . . . . . . . . . . . . .              54,744           17,836
         Prepaid expenses and other current assets  . . . . . . .            (288,527)         (62,430)
         Other assets   . . . . . . . . . . . . . . . . . . . . .                (359)         (27,219)
         Accounts payable, accrued expenses and
            deferred income   . . . . . . . . . . . . . . . . . .             324,645         (405,700)
                                                                         ------------     ------------
              Total adjustments . . . . . . . . . . . . . . . . .             701,898       (1,021,812)
                                                                         ------------     ------------

              Net cash provided by (used in) operating
                activities  . . . . . . . . . . . . . . . . . . .           4,082,725       (2,389,520)
                                                                         ------------     ------------

    Cash flows from investing activities:
         Redemption of held-to-maturity securities  . . . . . . .           6,820,349       10,160,911
         Purchases of held-to-maturity securities   . . . . . . .         (16,446,721)      (4,909,298)
         Capital expenditures   . . . . . . . . . . . . . . . . .            (502,177)        (141,252)
                                                                         ------------     ------------

              Net cash (used for) provided by
                investing activities  . . . . . . . . . . . . . .         (10,128,549)       5,110,361
                                                                         ------------     ------------

    Cash flows from financing activities:
         Payments of note payable   . . . . . . . . . . . . . . .            (184,788)         (17,627)
         Stock options exercised  . . . . . . . . . . . . . . . .             721,565           99,995
         Sale of common stock   . . . . . . . . . . . . . . . . .                   -        2,915,450
                                                                          -----------      -----------

              Net cash provided by financing activities . . . . .             536,777        2,997,818
                                                                          -----------      -----------

         Effect of exchange rate changes on cash  . . . . . . . .              (5,374)         102,710
                                                                          -----------      -----------
    Net (decrease) increase in cash and cash equivalents  . . . .          (5,514,421)       5,821,369
    Cash and cash equivalents at beginning of period  . . . . . .           8,888,869          481,328
                                                                         ------------     ------------
    Cash and cash equivalents at end of period  . . . . . . . . .        $  3,374,448     $  6,302,697
                                                                         ============     ============

    Supplemental cash flow data:
         Interest paid  . . . . . . . . . . . . . . . . . . . . .        $     91,094    $      61,691

    Supplemental schedule of non-cash financing activities:
         A capital lease obligation of $4,591,145 was incurred when the Company entered into a lease for a building.

                     The accompanying notes are an integral
                 part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

      The financial statements at September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. These condensed financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1995, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - CONTINGENCY

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of an environmental consultant, that its liability at December 31, 1992 was approximately $417,000, which amount was provided for in the financial statements at that date. On February 2, 1994, the same consultant provided the Company with an updated report on the site. Based upon this analysis, the Company revised its expected liability to $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Therefore the reserve at December 31, 1995 was $700,610. There have been no significant changes in the projected total clean-up costs nor the PRPs' assigned portion of the total costs during the first nine months of 1996, therefore, the Company's reserve of $700,610 has remained unchanged at September 30, 1996.

NOTE 3 - INVENTORIES

         Inventories at September 30, 1996 and December 31, 1995 consisted of :

                                                              September 30,      December 31,
                                                                 1996                1995
                                                              -----------         -----------
         Finished Goods . . . . . . . . . . . . . . .          $   61,106          $120,057
         Work-in-Process  . . . . . . . . . . . . . .             337,852           427,193
         Raw Materials  . . . . . . . . . . . . . . .             207,763           113,357
                                                                ---------          --------
                                                                $ 606,721          $660,607
                                                                =========          ========

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

         The note receivable - related party relates to the acquisition of common stock of the Company by an officer of the Company on April 2, 1996 at fair market value on such date. The note is with recourse and payable with interest on April 2, 2000.

NOTE 5 - CAPITAL LEASE

         On September 12, 1996, the Company entered into a lease for a building where the Company intends to locate its U.S. manufacturing facility. This lease has been accounted for as a capital lease, and accordingly the present value of the lease payments and the specified purchase price is included in property, plant and equipment at September 30, 1996.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Biomatrix, Inc., together with its subsidiaries (the "Company"), is principally engaged in the research, development and commercial application of proprietary viscoelastic biological polymers, called hylans, for use in therapeutic medical applications and skin care. For approximately the past two years, a significant source of revenue for the Company has been from corporate license and distribution agreements which have included certain one-time payments. Payments from corporate partners are expected to continue to be an important source of revenues.

         The Company's business is subject to significant risks. Forward-looking comments included herein are subject to and should be read in conjunction with the "Risk Factors" section of the Company's 1995 Annual Report on Form 10-K, including the risks and uncertainties associated with the regulatory approval process, with obtaining and enforcing patents important to the Company's business and other risks detailed in the Company's reports filed under the Securities Exchange Act. As a significant amount of Biomatrix' future revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and profit or losses are expected to fluctuate from quarter-to-quarter. Some of these fluctuations may be significant and, as a result, quarter-to-quarter comparisons may not be meaningful. As of September 30, 1996, the Company's accumulated deficit was $34,953,658.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

          REVENUES. Total revenues for the three months ended September 30, 1996 were $2,465,339, a decrease of $2,207,736, from the same period in 1995. This decrease is due primarily to the timing of non-recurring, up-front licensing payments from corporate partners. The Company expects payments of such type to continue to give rise to significant variability in revenues on a quarterly basis in the near term. Revenues from licenses, royalties, research contracts and grants were $1,345,225 in the third quarter of 1996 which represented a decrease of $2,455,127 from the same period of 1995. In the third quarter of 1995, the Company's Canadian subsidiary received a non-refundable licensing payment of $3,500,000 for the distribution rights to Synvisc(R) in Canada. In the third quarter of 1996, the Company received a $1,000,000 payment from Pharmacia & Upjohn ("Pharmacia") which represented the final payment and termination of Pharmacia's license of the Company's ophthalmic viscosurgical products.

         Product sales increased $247,391 or 28.3% in the third quarter of 1996. This increase was principally comprised of higher Synvisc sales by the Company's distributor in Sweden as well as higher skin care intermediate product sales, due primarily to the timing of shipments.

         COST AND EXPENSES. Total cost and expenses for the third quarter of 1996 were $3,204,714, an increase of $589,959, or 22.6%, from the same period in 1995. Cost of sales was $535,212, an increase of $124,000 in the third quarter of 1996. Cost of sales as a percentage of sales was 47.8% in the third quarter of 1996 versus 47.1% in the same quarter of 1995. The Company expects that cost of sales as a percentage of sales will decline as production volumes increase. Research and development expenses in the third quarter of 1996 were $1,623,653, representing an increase of $315,994, or 24.2% from the same period
of 1995.   This increase resulted primarily from higher costs associated with international patent registrations and higher clinical consulting costs.

         Selling, general and administrative expenses were $1,045,849 and $895,884 for the third quarter of 1996 and 1995, respectively. The increase from quarter-to-quarter of $149,965 or 16.7% was due primarily to higher legal costs associated with the negotiation of corporate distribution agreements and higher personnel costs associated with the pre-commercialization activities in Europe.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND
1995(CON'T)

         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $24,719 for the third quarter of 1996, a decrease of $6,756 from the same period of 1995, due primarily to the refinancing of the Company's Canadian subsidiary's
mortgage.   Interest and miscellaneous income was $189,608 for the third quarter of 1996, a decrease of $135,497 from the same period in 1995, due principally to a $200,000 payment in the third quarter of 1995 from the Company's distribution partner in Canada for Synvisc promotional material. This decrease was partially offset by higher interest income resulting primarily from increased cash and investment balances in the 1996 period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995

         REVENUES. Total revenues for the nine months ended September 30, 1996 and 1995 were $12,746,926 and $7,262,460, respectively, representing an increase of $5,484,466 in the 1996 period. Revenues from research contracts, licenses, royalties and grants were $9,465,334 for the nine months ended September 30, 1996, or 74.3% of total revenues, and were $4,717,550 for the nine months ended September 30, 1995, representing an increase of $4,747,784 over the same period in 1995. This increase was due principally to a non-refundable $5 million payment from Collagen Corp. relating to an agreement for the marketing rights to Hylaform(R) in Europe, Japan, Australia, Canada and other select countries and a payment related to an agreement under which the Company reacquired the marketing rights for Synvisc in certain countries in Europe.

         Product sales which accounted for 25.7% of total revenues, were $3,281,592 in the nine months ended September 30, 1996, representing an increase of $736,682 or 28.9%, over the same period in 1995. This increase was due principally to increased sales of Synvisc, resulting from the launch of Synvisc in Sweden in June of 1995. Additionally, sales of skin care intermediate products increased, resulting primarily from the timing of shipments.

         COST AND EXPENSES.    Total cost and expenses were $9,826,062 for the
nine months ended September 30, 1996, which represented an increase of $701,874, or 7.7%, from the corresponding period of 1995. Cost of sales was $1,890,573 for the nine months ended September 30, 1996, representing an increase of $437,833 over the same period of 1995, due to the higher sales volume. Cost of sales as a percentage of sales was 57.6% in the nine months ended September 30, 1996 versus 57.1% for the same period of 1995. The Company expects that cost of sales as a percentage of sales will decline as production volumes increase. Research and development expenses were $4,526,306 in the nine months ended September 30, 1996, representing an increase of $467,072, or 11.5%, over the same period in 1995, resulting primarily from higher costs associated with international patent registrations and clinical consulting costs.

         Selling, general and administrative expenses were $3,409,183 in the nine months ended September 30, 1996, representing a decrease of $203,031, or 5.6% from the same period of 1995. This decrease results primarily from the Company's Canadian subsidiary's distribution agreement in Canada whereby certain expenses have been reimbursed by its corporate partner. Partially offsetting this decrease in expenses were higher legal costs associated with the negotiation of corporate distributor agreements and higher personnel costs associated with pre-commercialization activities in Europe.


         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $91,094 for the nine months ended September 30, 1996, which represented an increase of $29,403 from the same period of 1995 due primarily to the commencement of interest charges in the third quarter of 1995 on a construction and equipment loan from the Quebec government. Interest and miscellaneous income was $551,057 during the nine months ended September 30, 1996, representing a decrease of $4,654 compared to the same period of 1995. The decrease resulted from a $200,000 payment in the third quarter of 1995 from the Company's distribution partner in Canada for Synvisc promotional material which was partially offset by increased interest income resulting from higher cash and investment balances in the 1996 period.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital needs have been financed in the past from several sources, including private and public sales of its equity securities, loans from shareholders and the Canadian government, medical and skin care intermediates product revenues, royalties, license fees, research and development contract revenues and grants. Through September 30, 1996, the Company had raised an aggregate of approximately $50 million from the sale of equity securities and an aggregate of approximately $17 million from corporate partners and distribution agreements. The Company expects that a significant portion of its product revenues for the next several years will be dependent upon sales of Synvisc and other medical products. Any significant delay in regulatory approvals or commercialization of the Company's medical products in major markets would have a material adverse effect on the Company.

         The Company had cash and cash equivalents of $3,374,448 and held-to-maturity investments in U.S. government securities, of $11,224,769 at September 30, 1996. Overall, the Company's cash and held-to-maturity investments position increased by $4,111,951 in the nine months ended September 30, 1996. The increase in liquid assets was due principally to the positive net cash flow from operations and funds from the exercise of employee stock options in 1996.

         As of September 30, 1996, the Company had provided a reserve of $700,610 for a contingent liability related to an environmental matter. This reserve is included in accrued expenses. See Note 2 of Notes to the Consolidated Financial Statements.

         In connection with the Company's acquisition in 1991 of the manufacturing facility in Canada, the Company's majority-owned Canadian subsidiary obtained a five-year loan of approximately $600,000. The anticipated outstanding balance of approximately $500,000 was renewed in June 1996 for an additional five-year term.

         On September 12, 1996, after receiving a favorable evaluation by the New Jersey Department of Environmental Protection, the Company commenced its lease of a 93,000 square foot building in New Jersey in which the Company intends to locate its U.S. manufacturing facility. The lease term is approximately 10 years with annual lease payments increasing from $350,000 to $500,000 over the term of the lease. Within the first three years of the lease, the Company has an option to acquire this building at a price of approximately $4,500,000. Should the Company not exercise its option within this three year period, the landlord has the right to require the purchase by the Company of this building for approximately the same price. The Company plans to modify this building to accommodate manufacturing capability for the U.S. and foreign markets. In conjunction with this lease, the Company plans to expend funds or obtain financing to provide modifications to the building required for manufacturing and the acquisition of capital equipment required in the manufacturing process. The Company also plans to relocate its research and development facilities and its administrative offices to this new facility upon the expiration of its current lease obligation in 1999.

         The Company's present cash and held-to-maturity securities together with revenues generated from ongoing business operations are expected to be sufficient to enable the Company to conduct its present business activities through 1998. The Company is pursuing arrangements with existing and potential corporate partners, which could add additional capital in the form of equity, up-front payments and anticipated future distribution payments to support ongoing operations. There can be no assurance that any such arrangements will be consummated in a timely manner or on terms favorable to the Company.

                        BIOMATRIX, INC. AND SUBSIDIARIES




ITEM 5.     OTHER INFORMATION

            On October 29, 1996, the Company announced that it had received notification from the U.S. Food and Drug Administration that a meeting of the Orthopedic and Rehabilitation Devices Advisory Committee Panel will be held on November 20, 1996 to consider Synvisc(R), Biomatrix' product for the treatment for osteoarthritis of the knee.




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


A.  EXHIBITS

                    None

B.   REPORT ON FORM 8-K

                    None

                                BIOMATRIX, INC.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:           November 13, 1996          BIOMATRIX, INC.



                                           By: /s/Endre A. Balazs
                                               ------------------
                                               Endre A. Balazs
                                               Chief Executive Officer and
                                               Chief Scientific Officer




                                           By: /s/Rory B. Riggs
                                               ----------------
                                               Rory B. Riggs
                                               President and Chief Financial
                                                 Officer