Form 10-K
period 1996-12-31
BIOMATRIX INC
filed 1997-03-31
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-19373

                              --------------------

                                 BIOMATRIX, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE                       (201) 945-9550                      13-3058261
(State of other jurisdiction of      (Registrant's telephone number,     (IRS Employer
 incorporation or organization)          including area code)          Identification No.)

             65 Railroad Avenue
             Ridgefield, N.J.                                      07657
    (Address of principal executive offices)                     (Zip Code)

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock. $.0001 Par Value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     X        No_______
                                         ------         ------

         Indicate by check mark if disclosure of delinquent filers pursuant to Item-405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1997, was approximately $106,105,870, based upon the last reported sales price of the registrant's Common Stock on the NASDAQ National Market System.

         At March 1, 1997 there were 10,755,644 shares of the registrant's Common Stock outstanding.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 29, 1997, are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the
Exhibit Index.

                                 BIOMATRIX, INC.

                         1996 ANNUAL REPORT - FORM 10-K

                                TABLE OF CONTENTS

Item No.                                                                                                    Page
Part I        ..............................................................................................  1
      1.      Business......................................................................................  1
                 Overview...................................................................................  1
                 Therapeutics...............................................................................  2
                 Therapeutics In Development................................................................  3
                 Skin Care Products.........................................................................  4
                 Distribution Agreements....................................................................  5
                 Government Loan............................................................................  6
                 Manufacturing..............................................................................  6
                 Human Resources............................................................................  7
                 Research and Development Expenditures......................................................  7
                 Risk Factors...............................................................................  7
      2.      Properties....................................................................................  8
      3.      Legal Proceedings.............................................................................  8
      4.      Submission of Matters to a Vote of Security Holders...........................................  9
              Executive Officers............................................................................ 10
Part II       .............................................................................................. 12
      5.      Market for the Registrant's Common Equity and Related Shareholder Matters..................... 12
      6.      Selected Financial Data....................................................................... 13
      7.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations.................................................................................... 13
      8.      Financial Statements and Supplementary Data................................................... 16
      9.      Changes In and Disagreements with Accountants on Accounting and Financial
              Disclosure.................................................................................... 16
Part III      .............................................................................................. 16
      10.     Directors and Executive Officers of the Registrant............................................ 16
      11.     Executive Compensation........................................................................ 17
      12.     Security Ownership of Certain Beneficial Owners and Management................................ 17
      13.     Certain Relationships and Related Transactions................................................ 17
Part IV       .............................................................................................. 17
      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................... 17

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Biomatrix, Inc., (the "Company" ) which includes Biomatrix Medical Canada Inc. ("BMC"), Biomatrix Svenska AB ("Biomatrix Svenska") and Biomatrix UK Limited ("Biomatrix UK") develops, manufactures and sells a series of proprietary viscoelastic products made of biological polymers called hylans for use in therapeutic medical applications and skin care. Hylans are chemically modified forms of the naturally occurring hyaluronan (also known as hyaluronic acid or sodium hyaluronate). Hylans are the second generation of viscoelastics used in medicine, and are characterized by significantly enhanced physical (rheological) properties (elasticity, viscosity and pseudoplasticity) as compared to naturally occurring hyaluronan, from which the first generation viscoelastics are made. The discovery of hylans has allowed the Company to develop a range of patented products with superior viscoelastic properties in the forms of fluids, gels and solids.

         The Company was founded in 1981. In 1983, the Company established its research and development department, laboratory facilities and a pilot manufacturing plant at its corporate headquarters in Ridgefield, New Jersey. During the period from 1987 through 1995, the Company conducted research and development work in Europe through its wholly-owned subsidiary Biomatrix Svenska in Uppsala, Sweden. BMC was established in 1991 to manufacture medical products and to market certain medical products in Canada.

         The Company believes that it is distinguished from other companies in the field by its association with Dr. Endre A. Balazs, a co-founder and current Chief Executive Officer and Chief Scientific Officer of the Company, who has authored numerous publications on the medical applications of viscoelastic substances. Prior to the organization of the Company, Dr. Balazs developed the first generation viscoelastics used in medicine worldwide. These products were based on a highly purified fraction of the unmodified, naturally occurring hyaluronan. In 1993, the Company obtained the rights to use this first generation technology for certain medical applications, except for ophthalmic viscosurgery.

         Under Dr. Balazs' leadership, the Company's scientists began to develop a new class of biopolymers, called hylans. These polysaccharide molecules are derived by chemical modification of hyaluronan. The Company's hylan products are highly biocompatible like the naturally occurring hyaluronan, which allows them to be used in the body without causing foreign body reactions. The Company believes that products made of hylans are superior to the products made of first generation hyaluronan due to the enhanced rheological properties and the prolonged residence time in tissues.

         Using its patented technology, the Company has developed clear elastoviscous fluids, transparent and opaque viscoelastic semi-solid gels, solid particles, sheaths, tubes and other useful configurations. This broad spectrum of proprietary products is manufactured through several patented chemical modifications and cross-linking processes.

         The Company's business is to develop, manufacture, market and sell viscoelastics used as medical therapeutic devices. The use of viscoelastics in medicine during the past decades has created several new medical therapeutic modalities including:

         o Viscosurgery, the use of elastoviscous fluids to facilitate surgical procedures in ophthalmology, orthopedics and neurosurgery. The viscoelastic acts as a surgical tool or implant to protect, manipulate and separate delicate tissues.

         o Viscosupplementation, the use of elastoviscous solutions and viscoelastic gels in disease conditions to replace tissues and body fluids.

         o Viscoprotection, the use of elastoviscous fluids and viscoelastic gels to shield and protect sensitive tissue surfaces, such as those of the eye, from dryness and noxious environmental conditions.


                                       I

         o Viscoseparation, the use of viscoelastic gels, membranes and fluids to separate tissues, prevent adhesions, and cover internal and external wounds to facilitate wound healing and decrease scar formation.

         o Viscoaugmentation, the use of viscoelastic gels for tissue augmentation to provide a scaffolding for tissue regeneration or an inert elastic filler in such applications as augmentation of dermal tissue for the correction of facial wrinkles and depressed scars.

         o Viscoregulation, the use of the rheological (physical) properties of elastoviscous fluids and viscoelastic gels to regulate cell activity and can be used for targeted delivery of drugs.

         Viscoelastic devices are ideally made from the body's own molecules found in the intercellular matrix, the highly organized structure separating cells and integrating them into functional tissues. Viscoelastic products are used in medicine by introducing them into the intercellular matrix during, after or instead of surgical procedures to supplement, augment, regulate and manipulate the healing and regenerative processes of the body and to restore the homeostasis of the intercellular matrix. Therefore, the use of viscoelastics for therapeutic purposes, i.e. engineering of the intercellular matrix, is called matrix engineering.

THERAPEUTICS

         The following discussion addresses the Company's medical therapeutic products, some of which, as noted below, are on the market in certain countries; certain other products are in late stage development. SEE "BUSINESS-GOVERNMENT REGULATION."

Synvisc(R)
         Synvisc(R), a viscoelastic device made of patented hylan biopolymers, is used for the treatment of osteoarthritis to reduce pain and improve joint mobility. Synvisc treatment involves a series of injections into the affected joint. It supplements the elastoviscosity of the synovial fluid of the arthritic joint, and is regarded as a liquid prosthesis for the joint because it replaces the pathologically low elastoviscous fluid with a supplement of fluid with enhanced elastoviscous properties. This medical treatment modality is called viscosupplementation. Synvisc is a two week treatment which involves a series of three injections into the arthritic joint.

         The Company conducted eight clinical studies involving Synvisc in which approximately 1,070 patients participated. These studies were carried out and completed in the United States, Germany and Canada. The results of these studies indicate that Synvisc is a safe and efficacious treatment for osteoarthritis of the knee.

         The Company received approval to market Synvisc for treatment of osteoarthritis of the knee joint in Canada in 1993, in Sweden in 1994 and obtained the CE Mark in late 1995, which permits marketing in the 19 countries of the European Economic Area ("EEA").

         The Company has submitted a Pre-Market Approval application ("PMA") to the United States Food and Drug Administration ("FDA") for the use of Synvisc for the treatment of osteoarthritis of the knee. In November 1996, an FDA expert advisory panel recommended that the FDA approve the Company's PMA with the condition that a postmarket clinical study be performed. This application is currently under review by the FDA.

         The Company began marketing of Synvisc in Canada with its own salesforce in early 1993 and in 1995 signed a distribution agreement with Rhone-Poulenc Rorer Canada Inc. ("RPR") to share the marketing effort. As of September 1995, BMC and RPR began marketing Synvisc jointly in Canada. In June 1995, Roche AB, a subsidiary of F. Hoffmann-La Roche Ltd., commenced sales of Synvisc in Sweden. In November 1996, the Company entered into an agreement with Boehringer Ingelheim France, S.A. ("Boehringer") for the distribution of Synvisc in France and in February 1997 entered into an agreement with Wyeth-Ayerst ("Wyeth"), a division of American Home Products for the distribution of Synvisc in the United States, Germany, Austria, Spain Portugal, Greece and certain countries in the Middle East and Central Europe. The Company expects Boehringer and Wyeth to begin marketing during 1997 in those countries within the EEA where Synvisc is licensed. In Italy, the

Company's distribution partner is Recordati Industria Chimica e Farmaceutica S.p.A. ("Recordati"). The Company is currently seeking and negotiating with potential marketing partners for distribution of Synvisc in certain other European, Asian and Latin American countries.

Hylaform(R)
         Hylaform(R) is a patented viscoelastic devise made of hylan and is used for viscoaugmentation of dermal tissue to correct facial wrinkles and depressed scars by injection directly into the dermal tissue. In late 1995, the Company obtained approval (CE mark) to market this product as a medical device in the 19 countries of the EEA. In June 1996, the Company entered into an agreement with Collagen Corporation ("Collagen") for the distribution of Hylaform in Europe, Japan, Australia and other select countries. Collagen began marketing Hylaform in certain European countries in November 1996 and expects to begin marketing in additional EEA countries during 1997. The Company's PMA application for Hylaform was submitted to the FDA in 1995 and has been accepted for filing and review. The Company has also entered into a distribution agreement with Collagen for Hylaform in the United States. Under such agreement, Collagen has an option for the exclusive distribution rights to Hylaform in the United States for an additional payment of $7,000,000, upon and subject to, FDA approval.

Gelvisc(R)Vet
         Gelvisc(R)Vet, a viscoelastic device made of hylan biopolymers, was developed by the Company for the treatment of arthritis in veterinary medicine. It is used as a viscosupplementation device to treat traumatic arthritis in race horses. Approval to market this product in Sweden and France was obtained in 1995 and 1996 respectively. The product is now marketed directly by Equinord KB ("Equinord") itself in Sweden and through Boehringer Ingelheim in France. An application for marketing approval has been filed in Italy.

Hylashield(R)
         Hylashield(R) and Hylashield(R) Nite are sterile, preservative-free, elastoviscous eye drops that are used to protect, lubricate and moisten the surface of the eye for patients who experience discomfort or pain associated with dryness, noxious enviromental conditions and other common ocular symptoms including itching, burning and foreign body sensation. In Canada, these products are marketed through I-MED Pharma Inc. ("I-MED"). Other global distribution agreements are currently being negotiated with leading ophthalmic companies in Europe, the Middle East and Asia.

HsS(TM)
         HsS(TM) is a sterile, preservative-free, viscoelastic, clear corneal eye drop which is presented in a single-use container. HsS provides prolonged moisture control and protection to corneal surfaces during surgery. Use of HsS reduces the need for frequent applications of saline solution on the corneal surface, allowing for safer and more efficient surgery. Marketing of HsS in Canada and other global markets is anticipated following completion of the development of HsS packaging for use in the operating room.

THERAPEUTICS IN DEVELOPMENT

         The following discussion addresses the Company's medical therapeutic products which are in development. Preclinical studies have been completed for these products, and some have been tested in exploratory clinical trials. None of these products have been submitted for marketing approval to regulatory agencies anywhere in the world.

Hylagel(R) Vasc
         Hylagel(R) Vasc is a proprietary viscoelastic hylan device for viscoregulation. It was developed to facilitate the delivery of blood coagulating agents and drugs to targeted sites in arteriovenous malformations and vascular tumors. The Company has completed exploratory human clinical trials on this product. The cost of these trials was partially supported by a grant from the Orphan Products Division of the FDA. The Company is planning to extend and continue these clinical trials.

Hylasol(TM)
         Hylasol(TM) is a proprietary elastoviscous hylan solution designed for various ophthalmic surgical indications including contemporary surgical techniques associated with cataract removal and intraocular lens implantation.

Exploratory clinical trials that indicate the safety, efficacy and surgical utility of these products have been completed. Additional trials are planned for 1997.

Hylagel(R)Eye
         Hylagel(R)Eye is a proprietary elastoviscous hylan device. It was developed by the Company as a viscosupplementation product for replacement of the vitreus in retinal detachment surgery. Based on the results of exploratory clinical trials, this product is being redesigned to meet newly created therapeutic needs.

Hylagel(R)
         Hylagel(R) is a proprietary hylan product engineered as a gel or membrane device for viscoseparation. It was developed for the prevention of postsurgical adhesions and for the reduction and control of scar formation after surgery. It is designed to be used in surgery of the musculoskeletal system, in neurosurgery, abdominal surgery and gynecological surgery. In some of these clinical areas, the Company has completed exploratory clinical studies. Clinical studies will start in the United States and abroad in 1997.

Hylagel(R)Uro
         Hylagel(R)Uro is a proprietary hylan polymer device. It was developed to act as a long-lasting viscoelastic tissue implant for viscoaugmentation. Its primary use is to enhance the function of the urinary sphincter muscle by acting as a filler between weakened muscle tissue and the mucosa in cases of urinary incontinence. Preclinical studies have demonstrated the safety and efficacy of this product in animal models.
The Company is planning to begin clinical trials of this product.

Hylasine(TM)
         Hylasine(TM) is a viscoelastic proprietary hylan device for use in viscoseparation of healing mucous membranes following ear, nose and throat surgery. It is designed to prevent excessive scar formation and adhesions between mucous membranes which could cause occulsion (stenosis) of vital air passage ways. The Company has successfully completed preclinical and clinical studies in the United States. Scheduled clinical studies will start during 1997.

SKIN CARE PRODUCTS

         The Company has developed and manufactures nine viscoelastic products, so-called specialty intermediates, for the skin care industry. The Company's skin care intermediates are proprietary hyaluronan or hylan products, and their enhanced rheological properties (viscosity, elasticity and pseudoplasticity) make them superior to first generation products. These highly elastoviscous formulations of hyaluronan and hylan are unique in their high water-binding, free radical-scavenging and space-filling properties. The following specialty intermediates are marketed worldwide by Amerchol Corp. ("Amerchol"), a subsidiary of Union Carbide Corp.:

         Biomatrix(R): a patented, highly elastoviscous complex of hyaluronan, dermal lipids and proteins. Biomatrix is utilized as a component in several cosmetic products introduced into the market in the early 1980s, and by EstEe Lauder in its Night Repair and certain other products.

         Hyladerm(R): a patented hylan polymer in the form of a highly elastoviscous solution. Its high molecular weight enables it to be used at relatively low concentrations in skin care preparations.

         Biocare(R) HA-24: a patented elastoviscous polymer complex formed between hylan and certain polymers that tightly anchors hylan to skin and hair in a way that resists wash-off. In this way, the moisturizing and smoothening benefits of hylan are augmented and made long-lasting.

         Biocare(R) HA-24-Bio: a patented elastoviscous polymer complex similar to Biocare HA-24 in all respects, but using hyaluronan of non-animal origin.

         Biocare(R) BHA-10: the first product available to the personal care industry that enhances the utility of a bacteria-derived hyaluronan product. Biocare BHA-10 is approximately ten-fold more elastoviscous and more substantive than the bacterial hyaluronan from which it is prepared.

         Biocare(R) SA: a patented elastoviscous combination of albumin, dextran sulfate and hylan, Biocare SA is designed to create a light-reflecting layer that diminishes the appearance of surface imperfections.

         HGC(R): an elastoviscous complex of hyaluronan and certain polymers designed to enhance the properties of cosmetic formulations.

         Polytrix(R): a patented viscoelastic polymer complex formed between hylan and certain polymers. It is designed to expand the product applications of hylan into shaving products, body lotions/creams and hand lotions/creams.

         Hylasome(R): a patented viscoelastic, cosmetic grade, water-insoluble hylan formed into very small gel particles. This product, acting as a molecular sponge, has the ability to entrap various substances, and it can be used as a vehicle for the controlled release of cosmetic ingredients.

DISTRIBUTION AGREEMENTS

         The Company has entered into distribution agreements with respect to certain of the Company's products, as follows:

         Wyeth-Ayerst ("Wyeth"). In February 1997, the Company entered into a distribution agreement with Wyeth, a division of American Home Products. The agreement provides Wyeth with exclusive marketing rights to Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. In return, the Company received an up-front non-refundable payment of $4,000,000 and could receive milestone payments of up to $19,000,000 related to the launch of Synvisc in Europe, U.S. FDA approval and the launch of Synvisc in the United States. The Company will manufacture and supply Synvisc to Wyeth for a contractual percentage of Wyeth's sales price. Additionally, Wyeth will reimburse the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of specialists to assist in selling Synvisc in Europe and the United States.

         F. Hoffmann-La Roche Ltd. ("Roche"). In 1995, pursuant to the amendment of previous distribution agreements, Roche maintained exclusive marketing rights to Synvisc in Sweden and South Africa. The Company will manufacture and supply Synvisc to Roche for a contractual percentage of Roche's sales price. Roche began selling Synvisc in Sweden in June 1995 and is awaiting marketing approval in South Africa.

         RhUne-Poulenc Rorer Canada Inc. ("RPR"). In September 1995, the Company entered into a distribution agreement with RPR. The agreement provides RPR with exclusive marketing rights for Synvisc in Canada. In return, the Company received an up-front non-refundable payment of $3,500,000 and could receive a milestone payment of $2,000,000 if sales reach a certain level. The Company will manufacture and supply Synvisc to RPR for a contractual percentage of RPR's sales price. Additionally, the Company receives a fixed monthly amount for a period of 30 months for certain selling, general and administrative expenses. RPR began selling Synvisc in Canada in November 1995.

         Collagen Corporation ("Collagen"). In June 1996, the Company entered into a distribution agreement with Collagen Corporation. The agreement provides Collagen with exclusive marketing rights for Hylaform in Europe, Japan, Australia and other select countries. In return, the Company received an up-front, non-refundable payment of $5,000,000 and will receive a royalty based upon sales of Collagen's dermal augmentation products as well as an additional royalty based on the growth of Collagen's total dermal augmentation business. Additionally, the Company will manufacture and supply Hylaform to Collagen for a contractual percentage of Collagen's sales price. The Company has also entered into a distribution agreement with Collagen for Hylaform in the United States. Under such agreement, Collagen has an option for exclusive distribution rights for Hylaform in the United States for an additional payment of $7,000,000, upon and subject to, FDA approval. Collagen began selling Hylaform in certain European countries in November 1996.

         Boehringer Ingelheim France, S.A. ("Boehringer"). In December 1996, the Company entered into a distribution agreement with Boehringer Ingelheim France, S.A. The agreement provides Boehringer with exclusive marketing rights for Synvisc in France. In return, the Company received an up-front non-refundable payment of $1,000,000 and could receive milestone payments of up to $7,000,000 if sales reach certain levels. The Company will manufacture and supply Synvisc to Boehringer for a contractual percentage of Boehringer's sales price. Additionally, Boehringer will reimburse the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of specialists to assist in selling Synvisc in France.

         Recordati Industria Chimica e Farmaceutica S.p.A. ("Recordati"). In March 1995, the Company entered into a distribution agreement with Recordati. The agreement provides Recordati with exclusive marketing rights for Synvisc in Italy. The Company will manufacture and supply Synvisc to Recordati for a contractual percentage of Recordati's sales price. Additionally, the Company could receive milestone payments related to the product's launch and reimbursement in Italy. In 1995, Recordati purchased 250,000 shares of the Company's stock.

         I-MED Pharma Inc. ("I-MED") In October 1995, the Company entered into a distribution agreement in Canada with I-MED for two ophthalmic viscoprotection products. The Company will manufacture and supply the two ophthalmic products and receive a percentage of I-MED's gross profits.

         Farmila Farmaceutici Milano S.r.1. ("Farmila"). In December 1995, the Company entered into a distribution agreement in Italy with Farmila for two ophthalmic viscoprotection products. The Company received a non-refundable up-front payment and will manufacture and supply the two products for an agreed-upon percentage of Farmila's sales price.

         Union Carbide. Amerchol, a subsidiary of Union Carbide, distributes the Company's line of specialty intermediates for the skin care industry on a worldwide basis except Japan.

         Equinord KB ("Equinord"). The Company has entered into a distribution agreement with Equinord for the distribution of Gelvisc(R)Vet in the veterinary market in Sweden, France and Italy. Under the agreement, Equinord will obtain the necessary regulatory approvals and advertise and promote the product in these countries. The Company will manufacture and supply the product for a contractual percentage of Equinord's sales price. Equinord currently sells Gelvisc itself in Sweden and through Boehringer Ingelheim in France.

GOVERNMENT LOAN

         Societe de Development Industrial du QuEbec ("SDI"). In 1993, BMC obtained a $950,069 construction and manufacturing equipment loan from SDI. Interest accrues at a variable rate which is currently approximately 7%. In January 1996, the repayment terms of the agreement were amended, whereby the Company will make quarterly principal payments. The principal payments shall correspond to 30% of the Canadian subsidiary's quarterly net profit (excluding depreciation), with an annual maximum of $175,900 and an annual minimum of $102,600. The loan agreement contains covenants which require the maintenance of certain financial ratios by BMC.

MANUFACTURING

         At its New Jersey facility, the Company operates a pilot plant for the manufacture of hylan biopolymers and medical devices made from these polymers. The Company also has a facility at this location for the manufacturing of its skin care products. In 1991, BMC acquired a manufacturing facility in Canada. BMC began commercial manufacturing of medical devices made from hylan biopolymers in the second half of 1992. During 1993, the Canadian facility was inspected by representatives of the Health Protection Branch ("HPB") of the Canadian Ministry of Health and was certified as meeting good manufacturing practices ("GMPs") for the manufacturing of small volume injectable products. All of the Company's products for clinical trials and for sale in Canada and Europe are currently manufactured at the Canadian facility. The Company is presently working to scale-up the production capacity of this facility in order to support the expected demand for Synvisc and Hylaform in Europe.

         In 1995, the Company received certification (ISO 9001 and EN 46001) of the quality system for the design and manufacturing of its hylan viscoelastic devices. These approvals documented that the Company meets the European Union's ("EU") harmonized device standards for both the design and manufacturing processes of Synvisc and Hylaform. The Company expects the certification to enhance its ability to design and manufacture any future hylan medical devices in accordance with currently established procedures and to facilitate approval of any future viscoelastic products.

         In September 1996, the Company entered into a lease of a 93,000 square foot building in New Jersey in which the Company intends to locate its U.S. manufacturing facility. The Company plans to modify this building to accommodate additional manufacturing capacity for medical and skin care products.

HUMAN RESOURCES

         The Company, including its subsidiaries, currently employees 105 full-time and 2 part-time employees. Of such employees, 8 hold doctoral degrees (M.D., Ph.D.), 18 hold other advanced degrees and 69 hold bachelor's degrees. Thirty-nine (39) of the Company's full-time employees are engaged in research and development, 31 are engaged in manufacturing and quality control and 35 are engaged in sales, marketing, finance and administration.
The Company considers its employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

         For the years ended December 31, 1994, 1995 and 1996, the Company expended $5,059,660, $5,136,957 and $5,484,655, respectively, on research and development relating primarily to personnel expenditures, preclinical and clinical studies and regulatory expenses in the United States, Europe and Canada.

RISK FACTORS

                  Certain statements contained in this Annual Report on Form 10-K are forward-looking and involve risk and uncertainty. Such statements should be read in conjunction with the Company's Securities and Exchange Commission filings and are also subject to important factors that could cause actual results to differ materially, including but not limited to the following risk factors:

      Product Liability. The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. Although the Company maintains a limited amount of product liability insurance, there can be no assurance that the Company has or will be able to maintain sufficient insurance coverage or will have sufficient resources to satisfy any liability resulting from these claims.

      Patents and Proprietary Technology. In an effort to protect its core technology, the Company has obtained patent protection in key countries on hylan technology and certain products and their use. The Company currently has 22 issued or allowed patents in the United States, and 84 issued or allowed patents and over 81 patents pending in foreign countries relating to its products and technology. There can be no assurance, however, that the Company's patents will afford protection against competitors with similar inventions, and there can be no assurance that the Company's patents will not be infringed upon, designed around by others or held invalid. The Company also relies on proprietary know-how and continuing technological development to maintain its competitive position.

      Governmental Regulation. The commercial distribution of the Company's medical products is subject to regulation by the FDA and foreign regulatory agencies. The FDA regulates medical products as either medical devices or drugs/biologicals. Currently, the Company's medical products are regulated as medical devices by the FDA and by the regulatory agencies of Canada and the European Union. The process of obtaining approvals from such agencies for the Company's products can be costly, complicated and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if ever. The regulatory process may delay the marketing of any new products for lengthy periods and could impose substantial additional costs. In addition, the extent of potentially adverse governmental regulations which might arise from future legislation, administrative or judicial action cannot be determined. The Company cannot predict at this time what effect regulatory actions may have on the approval processes to which the Company's products are subject. Although an advisory panel of the FDA has recommended the approval of Synvisc, final FDA approval is given or withheld solely at the discretion of the FDA itself.

         The Company's skin care products are not subject to pre-market approval requirements or FDA mandated performance standards. However, they are subject to provisions of law prohibiting the commercial marketing of misbranded or adulterated products.

      Competition. The Company believes that competition in the market for its products will be based primarily on scientific and technological superiority and patent protection. Competition will also depend on product acceptance by doctors and other customers, the ability to interact directly with customers in developing new medical procedures and applications, advances in the commercial applicability of hylan-based technology and greater availability of capital for investment in these fields. Product cost and third-party reimbursement policies will also be important factors. The Company believes its patent position with respect to chemically modified, cross-linked hyaluronan polymers (hylans) makes it more difficult for others to commercialize chemically modified hyaluronan materials. However, chemically modified hyaluronan materials are known to be under development by a number of potential competitors. Other substances or technologies may be, now or in the future, the basis of competitive products that could render the Company's technology obsolete or non competitive.

      Reimbursement. Sales of the Company's products will be dependent in part on the availability of reimbursement from third-party payors, such as governmental health administration authorities, private health insurers and other organizations. Limitations on such reimbursement may have a material adverse impact on the Company. Synvisc is on the list of government reimbursable products in Sweden. Currently, Synvisc has not been approved for reimbursement by the Canadian provincial governments; however, several Canadian private insurance companies do provide reimbursement for Synvisc therapy. Hylaform is not expected to be reimbursed by third-party payors.

      Manufacturing. The Company's manufacturing capacity to date has been sufficient to meet the demands for the Company's medical products. However, the Company has recently entered into several distribution agreements which potentially could significantly increase the Company's required supply of medical products. The Company is in the process of increasinhg its manufacturing capacity. If the Company fails to meet the supply obligations of these agreements it may be in breach.

ITEM 2. PROPERTIES

         The Company's executive, administrative, research and development and production facilities are located in Ridgefield, New Jersey in leased premises of approximately 57,000 square feet. In September 1996, the Company entered into a lease for a building of approximately 93,000 square feet in Ridgefield, New Jersey. The Company plans to modify this building to accommodate manufacturing capability and the relocation of executive and administrative offices and research and development laboratories upon the expiration in 1999 of the Company's lease on its current location. BMC is the owner of a 28,000 square foot manufacturing facility in Pointe-Claire, Quebec, Canada.


ITEM 3. LEGAL PROCEEDINGS

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER reviewed hazardous waste found at the site, as well as the DER's own records, in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs.

Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company has estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995, the Company paid its first assessment for clean-up costs of $79,390; therefore, the reserve at December 31, 1995, represented $700,610. The steering committee for the PRPs is presently preparing a buy-out proposal pursuant to a consent order with the DER. This buy-out proposal will identify what the steering committee believes to be the total clean-up costs and each PRP's assigned portion of the total clean-up costs. The Company plans to monitor this situation and make any necessary adjustments to the reserve once additional information is available with regard to the DER's acceptance of the steering committee's proposal.

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform resulted from his consultancy. Jarcho seeks compensatory damages of $300,000 plus a royalty on the Company's net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho has moved for a partial reconsideration of the decision and the Company has opposed that request. The Company intends to defend this matter vigorously. However, the ultimate outcome of this litigation is unknown at the present time, and accordingly, it could have a material adverse impact on the Company's financial position, results of operations and cash flows. The Company has not made any provision in the accompanying consolidated financial statements for any liability that might result.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

EXECUTIVE OFFICERS

       Information with respect to the Executive Officers of the Company furnished by them is set forth below:

         Name                                  Age                     Position(s) with the Company
         ----                                  ---                     ----------------------------

Endre A. Balazs, M.D.,,,,,,......................77  Chief Executive Officer and Chief Scientific Officer; Director
Rory B. Riggs................................... 43  President, Acting Chief Financial Officer, Director
Janet L. Denlinger, Ph.D.  ......................51  Executive Vice President; Director
Wesley M. Domareki.............................. 47  President, ORLO Division
Beatrice Morales.................................47  Vice President, Quality Assurance and Quality Control
Richard S. Romasz................................47  Vice President, Clinical Affairs
Donald E. Woodhouse..............................50  Vice President, Manufacturing


         ENDRE A. BALAZS, M.D., CHIEF EXECUTIVE OFFICER, CHIEF SCIENTIFIC OFFICER AND DIRECTOR. Dr. Balazs, a co-founder of the Company, became Chief Executive Officer and Chief Scientific Officer of the Company in February 1987, having served as President from inception of the Company until that time. He has also served as a director from the inception of the Company to the present. He is the Malcolm P. Aldrich Research Professor Emeritus of Ophthalmology at the College of Physicians and Surgeons, Columbia University, where he also served as Research Director of the Department. Prior to joining Columbia in 1975, he taught at Harvard Medical School for 25 years, during which time he was also co-founder, research director and president of The Retina Foundation and the Boston Biomedical Research Institute. From 1968 to 1978, Dr. Balazs was president and owner of Biotrics, Inc., which developed and manufactured the first hyaluronan therapeutic product used in medicine. He is the author of more than 300 scientific articles and patents. Dr. Balazs received an M.D. degree from the University of Budapest, Hungary. He is married to Dr. Denlinger.

         RORY B. RIGGS, PRESIDENT, ACTING CHIEF FINANCIAL OFFICER AND DIRECTOR. Mr. Riggs was elected President on April 1, 1996 and Acting Chief Financial Officer in September 1996. He has served as a Director of the Company since October 1990. Since 1990, he has been affiliated with ITIM Corp., an investment advisory and venture capital firm specializing in pharmaceutical and biotechnology investments. From 1991 to 1994, he was acting President and Chief Executive Officer of RF&P Corporation, a company wholly-owned by the Virginia Retirement System. Until 1990, Mr. Riggs was a Managing Director in the Mergers and Acquisitions Department at Paine Webber Incorporated, where he was employed for more than nine years. He is a graduate of Middlebury College and Columbia University's Graduate School of Business.

         JANET L. DENLINGER, PH.D., EXECUTIVE VICE PRESIDENT AND DIRECTOR. Dr. Denlinger, a co-founder of the Company, has been a Vice President and Director of the Company since its inception. She was a research associate of Dr. Balazs for 20 years at the Boston Biomedical Research Institute and then at the Department of Ophthalmology, College of Physicians and Surgeons, Columbia University. She is the author of numerous publications in physiology, biochemistry and biological activity and metabolism of hyaluronan. Dr. Denlinger received a Ph.D. degree in biochemistry from the University of Lille, France. She is married to Dr. Balazs.

         WESLEY M. DOMAREKI, PRESIDENT, ORLO DIVISION. Mr. Domareki joined the Company in January 1991 as Vice President, International Marketing and Business Development. In 1994, he was appointed President of the Company's Otorhinolaryngology and Ophthalmology Division. Prior to joining the Company, Mr. Domareki was employed by Pharmacia for 17 years. By 1989, as Vice President, International Marketing and Business Development for Pharmacia Ophthalmics, he had been involved in the successful commercialization and marketing of Healon(R) in the United States, Japan, Australia and various European countries. Mr. Domareki received a B.S. degree in business administration from Villanova University and holds an M.B.A. degree in pharmaceutical marketing and economics from Fairleigh Dickinson University.

         BEATRICE MORALES, VICE PRESIDENT, QUALITY ASSURANCE AND QUALITY CONTROL. Ms. Morales joined the Company in 1981, as Assistant Scientist and became Director of Quality Control/Associate Scientist in 1986. In 1991, she was promoted to her present position. Prior to joining the Company, Ms. Morales served on Dr. Balazs' research staff at the Department of Ophthalmology of Columbia University. Ms. Morales received a B.S. degree in Biology from the City College of New York.

         RICHARD S. ROMASZ, PH.D., VICE PRESIDENT, CLINICAL AFFAIRS. Dr. Romasz joined the Company in November 1995 as Vice President, Clinical Affairs. Prior to joining the Company, Dr. Romasz was employed for over 19 years with Pharmacia Inc. in their Clinical Research Department. His last position was as Vice President-Clinical Research, Pharmacia Inc., Ophthalmics. Dr. Romasz received a Ph.D. in nutrition from Rutgers University.

         DONALD E. WOODHOUSE, VICE PRESIDENT, MANUFACTURING. Mr. Woodhouse joined the Company in May 1991. Prior to joining the Company, Mr. Woodhouse was employed for seven years with Sterling Drug, Inc. in a variety of manufacturing and engineering positions, most recently as Director of Pharmaceutical Engineering. Prior experience includes positions with Bausch & Lomb, American Hospital Supply (Critical Care Division) and Merck, Sharp & Dohme in manufacturing, engineering and general management over a 15-year period. Mr. Woodhouse received a B.S. degree in biology from Hampden-Sydney College and has completed graduate business courses at Temple University.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

         The Common Stock is traded on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "BIOX." The following table sets forth, for the periods indicated, the range of high and low last sale prices for the Common Stock on the NASDAQ National Market System since January 1, 1995, as reported by NASDAQ.

                  Year Ended December 31, 1995

                                                                                               High          Low
                                                                                               ----          ---
                  Fourth Quarter...........................................................  $16.75        $ 8.63
                  Third Quarter............................................................    8.38          5.75
                  Second Quarter...........................................................    6.00          3.88
                  First Quarter............................................................    5.63          3.00

                  Year Ended December 31, 1996

                                                                                               High         Low
                                                                                               ----         ---
                  Fourth Quarter...........................................................  $16.75        $13.25
                  Third Quarter............................................................   16.75         11.25
                  Second Quarter...........................................................   17.50         12.25
                  First Quarter............................................................   19.50         11.13


HOLDERS

         As of March 1, 1997, there were approximately 192 shareholders of record. This does not reflect beneficial shareholders who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

         No cash dividends have been paid on the Common Stock to date, and the Company does not anticipate any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

         On April 2, 1996, the Company sold 200,000 shares of the Company's Common Stock to an Officer of the Company at a purchase price of $12.25 per share (a price determined by the Company's Board of Directors to be the fair market value of the Common Stock on such date). The consideration for the shares consisted of a promissory note due April 2, 2000 in the amount of $2,450,000, which incurs simple interest at an annual rate of 6% and is secured by the shares purchased. The Company believes that the offer and sale of these shares was exempt from the registration requirements of the Securities Act of 1933 (the "Act"), as amended under Section 4(2) of the Act, on the ground that it did not involve any public offering.

ITEM 6. SELECTED FINANCIAL DATA

         The following is a summary of selected historical financial data for the Company. The data for each of the three years in the period ended December 31, 1996, have been derived from, and all data should be read in conjunction with the audited consolidated financial statements of the Company, included in
Item 8 of this Report.

                                                                        YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
                                                      1992           1993          1994           1995         1996
                                                      ----           ----          ----           ----         ----
CONSOLIDATED OPERATING DATA:
Total Revenues .............................   $ 3,136,430    $ 3,505,613     $ 8,906,075    $11,070,865  $15,578,912
Cost and Expenses:
  Cost of Good Sold.........................       889,196      1,729,214       1,597,369      1,911,426    2,563,060
  Research and Development,.................     5,438,026      5,504,594       5,059,660      5,136,957    5,484,655
  Selling, General and Administrative.......     4,496,918      5,267,472       7,106,517      4,942,946    5,320,162
  Provision for Environmental
     Expense        ........................             -        363,000               -              -            -
                                               -----------    -----------     -----------     ----------  -----------
Total Cost and Expenses.....................    10,824,140     12,864,280      13,763,546     11,991,329   13,367,877
                                               -----------    -----------     -----------     ----------  -----------
(Loss) Income from Operations...............    (7,687,710)    (9,358,667)     (4,857,471)      (920,464)   2,211,035
Interest and Miscellaneous
         Income (Expense), net..............       974,015        462,204         340,526        701,183      694,102
Minority Interest...........................        75,200              -               -              -            -
Benefit from (Provision for ) Income
         Taxes..............................             -              -         137,638              -     (135,000)
                                               -----------    -----------     -----------     ----------  -----------
Net (Loss) Income...........................   ($6,638,495)   ($8,896,463)    ($4,379,307)     ($219,281)  $2,770,137
                                               ===========    ===========     ===========     ==========  ===========
Net (Loss) Income per Common Share..........        ($0.74)        ($1.00)         ($0.48)        ($0.02)       $0.25
Shares used in computing Net
  (Loss) Income Per Share...................     8,911,745      8,931,734       9,217,704      9,838,126   10,895,026
                                               ===========    ===========     ===========     ==========  ===========


                                                                       YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------
                                                    1992           1993           1994          1995           1996
                                                    ----           ----           ----          ----           ----
CONSOLIDATED BALANCE SHEET DATA:
   Working Capital..........................   $16,715,558     $8,879,724     $ 7,792,087    $10,078,132  $13,834,393
   Total Assets.............................    24,830,468     16,907,890      15,554,641     17,381,576   25,994,027
   Long-Term Debt and Capital Lease.........
     Obligations (Excluding  Current........
       Portions)............................       629,196      1,399,359       1,515,465        728,525    5,798,522
   Total Shareholders' Equity...............    20,011,913     10,986,666      10,184,469     14,115,809   17,703,935


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
         The Company has been principally engaged in the research and development, manufacturing and commercialization of proprietary viscoelastic biological polymers, called hylans, for use in therapeutic medical applications and skin care. For approximately the past three years, a significant source of revenue for the Company has been from certain up-front payments relating to corporate license and distribution agreements. The Company expects up-front payments from new potential corporate agreements and milestone payments from existing agreements to continue to be an important source of revenues.

           The Company's business is subject to significant risks. Forward-looking comments included herein are subject to and should be read in conjunction with the "Risk Factors" section of this Form 10-K. As a significant amount of the Company's future revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and profit and losses will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful. As of December 31, 1996, the Company's accumulated deficit was $35,564,348.

  RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         REVENUES. Total revenues for the year ended December 31, 1996 were $15,578,912, representing an increase of $4,508,047 or 40.7% from the same period of 1995. Product sales for the year ended December 31, 1996 were $4,950,652, representing an increase of $1,336,883 or 37.0% over the same period in 1995. This increase was due primarily to higher sales of Synvisc in Canada and Sweden and from new sales of Hylaform in certain European countries. Additionally, skin care product sales increased $243,831 or 13.9% primarily resulting from the timing of orders. Sales of skin care products to the Company's distributor, Amerchol, represented 99.4% of total skin care sales. Revenues from licenses, royalties, research contracts and grants were $10,628,260 in 1996, an increase of $3,171,164 or 42.5% from 1995 and represented 68.2% of 1996 total revenues. This increase was due primarily to the receipt of non-refundable fees, which amounted to $9,375,000 for the year ended December 31, 1996, representing an increase of $2,548,412 over the same period of 1995. Included in license fees for the year ended December 31, 1996, were up-front payments from Collagen Corporation and Boehringer of $5,000,000 and $1,000,000, respectively. Included in license fees for the year ended December 31, 1995 was an up-front payment from RPR of $3,500,000.

         COSTS AND EXPENSES. Total costs and expenses were $13,367,877 for the year ended December 31, 1996, representing an increase of $1,376,548 or 11.5% over the same period of 1995. Cost of goods sold for the years ended December 31, 1996 and 1995 were $2,563,060 and $1,911,426, respectively, which represented 51.8% and 52.9% of sales for the years ended December 31, 1996 and 1995, respectively. Research and development expenses were $5,484,655 for the year ended December 31, 1996 representing an increase of $347,698 or 6.8% over the prior year, due primarily to higher consulting costs. Selling, general and administrative expenses for the year ended December 31, 1996 were $5,320,162, representing an increase of $377,216 or 7.6% over the prior year due primarily to higher legal costs associated with patents and trademarks.

         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $117,465 for the year ended December 31, 1996, which represented an increase of $10,394 over the prior year. Interest and miscellaneous income for the year ended December 31, 1996 was $811,567, representing an increase of $3,313 over the prior year, due to higher average cash and investment balances. Additionally, the increase in interest income was offset by a nonrecurring payment of $200,000 included in miscellaneous income during 1995 relating to the reimbursement for promotional materials.

  RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

           REVENUES. Total revenues for the year ended December 31, 1995, were $11,070,865, an increase of $2,164,790, or 24.3%, from the same period in 1994.
Product sales for the year ended December 31, 1995, were $3,613,769, an increase of $1,100,542, or 43.8%, from the comparable period in 1994, and represented 32.6% of total 1995 revenues. New product sales from the introduction of Synvisc in Sweden and an increase in the volume of Synvisc sales in Canada were the major factors which contributed to the product sales increase. Partially offsetting the increase in medical product sales was a decrease of $58,160, or 3.2%, in sales of skin care products due primarily to the timing of orders. Sales of skin care products to the Company's distributor, Amerchol, represented 99.7% of total skin care sales in 1995. Revenues from licenses, royalties, research contracts and grants were $7,457,096 in 1995, an increase of $1,064,248, or 16.6%, from 1994 and represented 67.4% of total 1995 revenues. This favorable change was primarily attributed to an increase in non-refundable payments associated with strategic corporate license agreements in 1995. Payments from RPR and from Roche were major contributors to the increase in license revenues.

         COSTS AND EXPENSES. Total costs and expenses, for the year ended December 31, 1995, were $11,991,329, a decrease of $1,772,217, or 12.9%, from the same period in 1994. Selling, general and administrative expenses in 1995 were $4,942,946, a decrease of $2,163,571, or 30.4%, from 1994. The decrease in selling, general and administrative expenses was principally due to certain non-cash charges recorded in 1994 related to the extension of expiring stock options and a severance payment to a former officer. This decrease was partially offset by an increase in cost of sales of $314,057 to $1,911,426 due to the higher sales volumes. Cost of sales as a percentage of sales was 52.9% in 1995 versus 63.6% in 1994. This change was primarily due to an increase in production volumes at the Company's manufacturing facility in Canada to support the demand for medical products in Sweden and Canada. Research and development expenses in 1995 were $5,136,957, representing an increase of $77,297, or 1.5% over 1994.

         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $107,071 for the year ended December 31, 1995, an increase of $43,720, from the prior year. This increase was attributed to a construction and equipment loan from the Quebec government. Interest and miscellaneous income was $808,254 for the year ended December 31, 1995, representing an increase of $404,377 over 1995, due to higher average cash and investment balances and to an increase in miscellaneous income due to a nonrecurring payment for promotional materials received in conjunction with the distribution agreement with RPR.

INCOME TAXES

         Provisions for federal or state income taxes were not necessary for the years ended December 31, 1994 and 1995. In 1996, the Company recorded a federal tax provision of $135,000 for alternative minimum tax owed. All net operating losses have been carried forward into future years. In 1994, the Company's Canadian subsidiary, in accordance with provincial tax law, converted its provincial tax loss into a refundable cash credit of $137,638.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $3,034,764 and held-to-maturity investments, invested in U.S. government securities, of $10,603,358 at December 31, 1996. Overall, the Company's cash and held-to-maturity investments position increased by $3,150,856 for the year ended December 31, 1996. The Company invests its excess cash in U.S. government securities, and accordingly, any security purchased with a maturity of less than three months is classified as cash and cash equivalents.

         The Company's operations over the past several years have been financed primarily from the private placement of equity securities and up-front license fee payments from corporate partners. Over the past three years, the Company has received funding of $5,827,775 from the private placement of equity securities and $19,533,000 from license fee payments.

         For the year ended December 31, 1996 the Company had positive cash flow from operations of $3,236,203 which was primarily due to non-recurring fees received during the year of $9,375,000. In 1996 the Company invested $765,599 in property, plant and equipment, primarily associated with the capitalization of costs related to a lease the Company entered into for a building. This lease represents a 93,000 square foot building in New Jersey in which the Company intends to locate its U.S. manufacturing facility. The lease term is approximately 10 years with annual lease payments increasing from $350,000 to $500,000 over the term of the lease. Within the first three years of the lease, the Company has an option to acquire this building at a price of approximately $4,500,000. Should the Company not exercise its option within this three-year period, the landlord has the right to require the Company to purchase this building for approximately the same price. The Company plans to modify this building to accommodate manufacturing capability for the U.S. and foreign markets. The Company also plans to relocate its executive and administrative offices and research and development laboratories to this building upon the expiration in 1999 of the Company's lease on its current headquarters in New Jersey. Additionally, the Company received $919,216 in 1996 from the exercise of Company stock options.


         In February 1997, the Company entered into a marketing and distribution agreement with Wyeth to sell Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. As part of this agreement, the Company received a non-refundable up-front license fee payment of $4,000,000 and could receive up to a total of $19,000,000 related to the launch of Synvisc in Europe, U.S. FDA approval and the launch of Synvisc in the United States.

         The planned increase in manufacturing capacity and commercialization of medical products will increase costs and expenses for 1997. The Company's capital spending associated with developing its additional capacity is expected to approximate $7,000,000 during 1997. The Company plans to seek lease financing which, if obtained, could fund a portion of these capital costs. The Company also expects to incur higher expenses in 1997 associated with developing its internal infrastructure to support the administration of its sales force for its distribution agreements with Boehringer and Wyeth as well as the establishment of a sales and marketing function for the Company's direct sales in certain European countries. The Company believes that its capital needs and higher operating expenses will be supported by its current working capital position, up-front license fee payments from the potential completion of additional distribution agreements and potential milestone payments from existing corporate partners.

         During 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" which changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

CONTINGENT LIABILITY

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER reviewed hazardous waste found at the site, as well as the DER's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company has estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390; there fore, the reserve at December 31, 1995 represented $700,610. The steering committee for the PRPs is presently preparing a buy-out proposal pursuant to a consent order with the DER. This buy-out proposal will identify what the steering committee believes to be the total clean-up costs and each PRP's assigned portion of the total clean-up costs. The Company plans to monitor this situation and make any necessary adjustments to the reserve once additional information is available with regard to the DER's acceptance of the steering committee's proposal.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See page F-1 of this Report, which includes an index to the consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 29, 1997 (the "Proxy Statement").

         (b) Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of the Report.

         (c) Reports of Beneficial Ownership. The information with respect to reports of beneficial ownership required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         Information required under this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this Item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this Item in incorporated herein by reference to the Company's Proxy Statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

LIST OF FINANCIAL STATEMENTS

         See page F-1 of this Report, which includes an index to consolidated financial statements.

LIST OF FINANCIAL STATEMENT SCHEDULES

         None.

LIST OF EXHIBITS  (numbered in accordance with Item 601 of Regulations S-K)

     3.1 Amended and Restated Certificate of Incorporation of Biomatrix, Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     3.2 Amended and Restated Bylaws of the Company as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     4 Specimen Stock Certificate as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.1 Distributor Agreement dated April 1, 1986 between Biomatrix, Inc. and Union Carbide Chemicals and Plastics Corporation, Specialty Chemicals Division, assigned to Amerchol Corporation on October 1, 1986, as amended as of April 1, 1991, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.2 Stock Purchase Agreement dated June 21, 1991 by and among Biomatrix, Inc., Biomatrix Medical Canada Inc. and Investment Fund in Biotechnology Biocapital Limited Partnership, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.3 Shareholders Agreement dated June 21, 1991 between Biomatrix, Inc., Biomatrix Medical Canada Inc. and Investment Fund in Biotechnology Biocapital Limited Partnership, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.4 Technology License Agreement dated as of June 21, 1991 between Biomatrix, Inc. and Biomatrix Medical Canada Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.5 Management Services Agreement dated as of June 21, 1991 between Biomatrix, Inc. and Biomatrix Medical Canada Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.6 Consulting Agreement dated March 10, 1988 between Biomatrix, Inc., and Charles Weiss, M.D. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.7 Employment Agreement dated December 30, 1988 between Biomatrix, Inc. and Endre A. Balazs, M.D. As filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.8 Development Agreement by and among Biomatrix, Inc., Biomatrix Svenska AB and OA Investor KB (Up-Will) dated February, 1990 as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.9 1984 Stock Option Plan (as amended), and forms of Incentive and Non-Statutory Stock Option Agreements. As filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.10 Forms of Employment and Confidentiality Agreements, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.11 Distributorship Agreement dated January 1, 1991 between Biomatrix, Inc. and Equinord KB, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.12 Lease dated June 1, 1992 between Biomatrix, Inc. and Safer Development & Management Corp. for lease of premises located at 65 Railroad Avenue, Ridgefield, New Jersey, as filed as an Exhibit to the 1992 annual report on Form 10-K, and incorporated herein by reference thereto.

     10.13 Technology and License Agreement dated June 26, 1991 between Biomatrix, Inc. and Union Carbide Corporation, as amended as of October 3, 1986, as filed as an Exhibit to Registration No. 33-41424, and incorported herein by reference thereto.

     10.14 License Agreements dated as of May 21, 1982 by and between Biomatrix, Inc. and each of Drs. Endre A. Balazs, Janet L. Denlinger and Gerald S. Lazarus, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.15 Amendment to Employment Agreement dated December 30, 1988 between Biomatrix, Inc. and Endre A. Balazs, M.D., as filed as an Exhibit to the 1992 annual reports on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.16 Retirement Plan Agreement dated July 1, 1992 between Biomatrix, Inc. and the trustees of the Company, as filed as an Exhibit to the 1992 annual reports on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.17 Distribution agreement dated November 9, 1993 between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited, as filed as an Exhibit to the 1993 annual reports on Form 10-K, and incorporated herein by reference thereto. (Confidential portions have been filed separately with the Commission.)

     10.18 Loan Agreement between Biomatrix Medical Canada Inc. and Society de Development Industrial du Quebec, as filed as an Exhibit to the 1993 annual reports on Form 10-K, and incorporated herein by reference thereto.

     10.19 Consulting Agreement dated June 1, 1993 between Biomatrix, Inc. and Julius A. Vida, Ph.D., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.20 Stock Purchase Agreement dated June 23, 1994 between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference thereto.

     10.21 Second Distribution Agreement dated June 23, 1994 between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference thereto. (Confidential portions have been filed separately with the Commission.)

     10.22 Distribution Agreement dated March 17, 1995, between Biomatrix, Inc. and Recordati Chimica e. Farmaceutica S.p.A., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference thereto. (Confidential portions have been filed separately with the Commission.)

     10.23 Stock Purchase Agreement dated March 17, 1995, between Biomatrix, Inc. and Recordati Chimica e. Farmaceutica S.p.A., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference therto.

     10.24 Distribution Agreement dated September 8, 1995, between Biomatrix Medical Canada Inc. and RhUne-Poulenc Rorer Canada Inc., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto. (Confidential portions have been filed separately with the Commission.)

     10.25    Agreement dated August 29, 1995, between Biomatrix, Inc. and Rory
              B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto.

     10.26 Stock Purchase Agreement dated July 11, 1995, between Biomatrix, Inc. and Rory B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto.

     10.27 Promissory Note from Rory B. Riggs to Biomatrix, Inc., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto.

     10.28 Amendment dated July 10, 1995, to the Consulting Agreement dated June 1, 1993 between Biomatrix, Inc. and Julius A. Vida, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995 , and incorporated herein by reference therto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.29 1994 Stock Option Plan. Filed as an exhibit to the Company's proxy statement filed pursuant to Rule 14a-6 dated June 7, 1994, as filed as an Exhibit to the 1995 Annual Reports on Form 10-K, and incorporated herein by reference thereto.

     10.30 Non-employee director stock option plan. Filed as an exhibit to the Company's proxy statement filed pursuant to Rule 14a-6 dated May 23, 1995, as filed as an Exhibit to the 1995 Annual Reports on Form 10-K, and incorported herein by reference thereto.

     10.31 United States Distribution Agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

     10.32 Restated Distribution Agreement between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited dated April 9, 1996, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorported herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

     10.33 First Amendment to Stock Purchase Agreement, date April 7, 1996, between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

     10.34 Agreement of Lease, dated April 18, 1996, between Ridgefield Associates and Biomatrix, Inc., as filed as an Exhibit to the quarterly report on Form 10-Q for te quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

     10.35 International Distribution Agreement, dated June 14, 1996, between Biomatrix, Inc. and Collagen Corporation, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

     10.36 Employment Agreement, dated April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto.

     10.37 Amendment dated March 31, 1996 to the Consulting Agreement, dated June 1, 1993, between Biomatrix Inc. and Julius A. Vida, as filed as and Exhibit to the quarterly report on Form 10-Q for the quarted ended June 30, 1996, and incorporated herein by reference thereto.

     10.38 Restricted Stock Purchase Agreement, date April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs, as filed as an Exhibit to the
              Schedule 13D of Rory B. Riggs filed with the Commission on June 24, 1996 and incorporated herein by reference thereto.

     10.39 Secured Promissory Note, dated April 2, 1996, by Rory B. Riggs and Biomatrix Inc., as filed as an Exhibit to the Schedule 13D of Rory
              B. Riggs filed with the Commission on June 24, 1996 and incorporated herein by reference thereto.

     10.40 Stock Pledge Agreement, dated April 2, 1996, between Rory B. Riggs and Biomatrix Inc., as filed as an Exhibit to the Schedule 13D of Rory B. Riggs filed with the Commission on June 24, 1996 and incorporated herein by reference thereto.

     10.41 Distribution Agreement dated December 17, 1996, between Biomatrix, Inc. and Boehringer Ingelheim France, S.A. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

     11       Computation of Earnings per Share.

     21 List of Subsidiaries, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     23.1 Consent of Coopers & Lybrand L.L.P., independent auditors of the Company.

     27.1     Financial Data Schedule.



     ------------------




REPORT ON FORM 8-K
         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BIOMATRIX, INC.

                                                 /s/  ENDRE A. BALAZS
                                             By:. . . . . . . . . .

                                                 (Endre A. Balazs)
                                             Chief Executive Officer,
                                             Chief Scientific Officer, Director


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                      Title                        Date
        ---------                                      -----                        ----


/s/  ENDRE A BALAZS
------------------------                Chief Executive Officer, Chief          March 28, 1997
    (Endre A Balazs)                    Scientific Officer, Director
                                        (Principal Executive Officer)

/s/  RORY B RIGGS
------------------------                President, Acting Chief Financial       March 28, 1997
    (Rory B Riggs)                      Officer, Director
                                        (Principal Financial and Accounting
                                         Officer)

/s/  JANET L DENLINGER
------------------------                Executive Vice President,               March 28, 1997
    (Janet L Denlinger)                 Director


/s/  H STUART CAMPBELL
------------------------                Chairman of the Board of                March 28, 1997
    (H Stuart Campbell)                 Directors


/s/   KURT MARK
------------------------                Director                                March 28, 1997
     (Kurt Mark)


/s/   JULIUS A VIDA
------------------------                Director                                March 28, 1997
     (Julius A Vida)


                        BIOMATRIX, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:

                                                                                              Page
                                                                                              ----

    Report of Independent Accountants.....................................................    F-2

    Consolidated Balance Sheets as of December 31, 1995 and 1996..........................    F-3

    Consolidated Statements of Operations for the years ended December 31,
      1994, 1995 and 1996.................................................................    F-4

    Consolidated Statements of Changes in Shareholders' Equity for
      the years ended December 31, 1994, 1995 and 1996....................................    F-5

    Consolidated Statements of Cash Flows for the years ended December 31,
      1994, 1995 and 1996.................................................................    F-6

    Notes to Financial Statements.........................................................    F-7 to F-19



    Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders and
Board of Directors of
Biomatrix, Inc.


     We have audited the accompanying consolidated balance sheets of Biomatrix, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomatrix, Inc. and subsidiaries as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.







                            COOPERS & LYBRAND L.L.P.


Parsippany, New Jersey
March 7, 1997

                        BIOMATRIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                 December 31,
                                                                                 ------------

                                                                            1995              1996
                                                                            ----              ----
   ASSETS
Current assets:
    Cash and cash equivalents                                           $  8,888,869      $  3,034,764
    Held-to-maturity investments                                           1,598,397        10,603,358
    Accounts receivable, less allowance for doubtful accounts
        of $25,500 in 1995 and 1996                                        1,035,699         1,230,456
    Inventory, at lower of cost (average) or market                          660,607           727,083
    Prepaid expenses and other current assets                                431,802           730,302
                                                                        ------------      ------------

    Total current assets                                                  12,615,374        16,325,963
Property, plant and equipment, net                                         4,635,656         9,506,005
Other assets                                                                 130,546           162,059
                                                                        ------------      ------------
              Total assets                                              $ 17,381,576      $ 25,994,027
                                                                        ============      ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of notes payable and capital lease obligation       $    792,615      $    167,408
    Accounts payable                                                         435,329           724,743
    Accrued expenses                                                       1,309,298         1,599,419
                                                                        ------------      ------------

    Total current liabilities                                              2,537,242         2,491,570
Notes payable and capital lease obligations less current maturities          728,525         5,798,522
                                                                        ------------      ------------
      Total liabilities                                                    3,265,767         8,290,092
                                                                        ------------      ------------
Commitments and contingent liabilities
Shareholders' equity:
   Common stock, $.0001 par value: 20,000,000
     shares authorized; 10,125,949 and 10,587,615 issued
     and 10,123,135 and 10,584,801 outstanding in
     1995 and 1996, respectively                                               1,013             1,059
   Preferred stock, 3,000 shares authorized; none issued
Additional paid-in capital                                                53,286,223        56,682,755
Note receivable - related party                                                 --          (2,450,000)
Accumulated deficit                                                      (38,334,485)      (35,564,348)
Equity adjustment from foreign currency translation                         (824,982)         (953,571)
Treasury stock, 2,814 shares of common stock at cost                         (11,960)          (11,960)
                                                                        ------------      ------------

              Total shareholders' equity                                  14,115,809        17,703,935
                                                                        ------------      ------------
              Total liabilities and shareholders' equity                $ 17,381,576      $ 25,994,027
                                                                        ============      ============


                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Years ended December 31,
                                                                   ------------------------

                                                             1994          1995             1996
                                                           ----            ----             ----

Net sales                                             $  2,513,227      $  3,613,769      $  4,950,652
Income from licenses, royalties, research
     contracts, and grants                               6,392,848         7,457,096        10,628,260
                                                      ------------      ------------      ------------
     Total revenues                                      8,906,075        11,070,865        15,578,912
                                                      ------------      ------------      ------------

Costs and expenses:
     Cost of sales                                       1,597,369         1,911,426         2,563,060
     Research and development expenses                   5,059,660         5,136,957         5,484,655
     Selling, general and administrative expenses        7,106,517         4,942,946         5,320,162
                                                      ------------      ------------      ------------
      Total costs and expenses                          13,763,546        11,991,329        13,367,877
                                                      ------------      ------------      ------------

(Loss) income from operations                           (4,857,471)         (920,464)        2,211,035
Interest expense                                           (63,351)         (107,071)         (117,465)
Interest and miscellaneous income                          403,877           808,254           811,567
                                                      ------------      ------------      ------------
(Loss) income before taxes                              (4,516,945)         (219,281)        2,905,137
                                                      ------------      ------------      ------------

Benefit from (provision for) income taxes                  137,638              --            (135,000)
                                                                        ------------      ------------
Net (loss) income                                     ($ 4,379,307)     ($   219,281)     $  2,770,137
                                                      ============      ============      ============


Net (loss) income per common and common
   equivalent share:
      Net (loss) income                               ($      0.48)     ($      0.02)     $       0.25
                                                      ============      ============      ============
      Weighted average common and common
        equivalent shares outstanding                    9,217,704         9,838,126        10,895,026
                                                      ============      ============      ============


                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                      Equity
                                  Capital stock $.0001 Par Value                                    Adjustment         Treasury
                                  ------------------------------       Note                           From               Stock
                                    Common-voting        Additional  Receivable-                      Foreign            -----
                                 Shares        Par        Paid-in     Related       Accumulated      Currency     Shares
                                 Issued      Value       Capital       Party          Deficit       Translation    Held       Cost
                               ==========    ======     ============  ============  =============    =========    ======   ========
Balance at December 31, 1993    8,946,918    $  894      $45,300,606                 ($33,735,897    ($566,977)   (2,814)  ($11,960)

Sale of Common Stock              355,000        36        1,996,840
Compensatory stock options,
    net of forfeitures                                     1,502,304
Options exercised                 170,865        17          347,075
Adjustments resulting from
    translation adjustments                                                                          ( 269,162)
Net loss - 1994                                                                     (   4,379,307)
                               ----------    ------     ------------  ------------  -------------    ---------    ------   --------
Balance at December 31, 1994    9,472,783       947       49,146,825                (  38,115,204)   ( 836,139)   (2,814)  ( 11,960)


Sale of Common Stock              550,000        55        3,830,845
Amortization of compensatory
    stock options, net of
    forfeitures                                               44,000
Options exercised                 103,166        11          264,553
Adjustments resulting from
    translation adjustments                                                                             11,157
Net loss - 1995                                                                     (     219,281)
                               ----------    ------     ------------  ------------  -------------    ---------    ------   --------
Balance at December 31, 1995   10,125,949     1,013       53,286,223                (  38,334,485)   ( 824,982)   (2,814)  ( 11,960)


Sale of Common Stock              200,000        20        2,449,980
Compensatory stock options                                    27,362
Options exercised                 261,666        26          919,190
Adjustments resulting from
    translation adjustments                                                                           (128,589)
Note receivable-related party                                          ($2,450,000

Net income - 1996                                                                       2,770,137
                               ----------    ------     ------------  ------------  -------------    ---------    ------   --------
Balance at December 31, 1996   10,587,615    $1,059      $56,682,755   ($2,450,000)  ($35,564,348    ($953,571)   (2,814)  ($11,960)
                               ==========    ======     ============  ============  =============    =========    ======   ========





                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  December 31,
                                                                                  ------------

                                                                     1994               1995              1996
                                                                     ----               ----              ----
Cash flows from operating activities:
     Net (loss) income........................................  ($4,379,307)      ($   219,281)         $ 2,770,137
                                                                -----------       ------------          -----------
     Adjustments to reconcile net loss to net cash used in
        operating activities:
         Depreciation and amortization........................      531,693            534,128              562,534
         Amortization of deferred income......................  (   919,791)        (1,943,050)                   -
        .............................Stock option compensation    1,502,304             44,000               27,499
Change in assets and liabilities:
      Accounts receivable.....................................  (    48,534)       (   604,711)         (   196,177)
      Inventory...............................................  (   252,474)       (    56,304)         (    68,971)
      Prepaid expenses and other current assets...............  (    86,830)       (    48,629)         (   284,629)
      Other assets............................................  (    34,014)       (    54,992)         (    49,892)
      Accounts payable, accrued expenses and deferred income.        52,764        (   169,862)             475,702
                                                                -----------       ------------          -----------
        Total adjustments.....................................      745,118        ( 2,299,420)             466,066
                                                                -----------       ------------          -----------
Net cash(used in) provided by operating activities............  ( 3,634,189)       ( 2,518,701)           3,236,203
                                                                -----------       ------------          -----------


Cash flows from investing activities:
     Capital expenditures.....................................  (   179,962)       (   263,592)         (   765,599)
     Purchases of held-to-maturity investments................  (17,247,950)       ( 6,506,796)         (18,563,530)
     Maturity of held-to-maturity investments.................   13,910,594         13,646,583            9,558,569
                                                                -----------       ------------          -----------
Net cash (used in) provided by investing activities...........  ( 3,517,318)         6,876,195          ( 9,770,560)
                                                                -----------       ------------          -----------

Cash flows from financing activities:
     Loan proceeds............................................      297,341                  -                    -
     Payments of notes payable and capital leases.............  (    21,549)       (   132,958)          (  230,949)
     Stock options exercised..................................      347,092            264,563              919,216
     Sale of common stock  ...................................    1,996,875          3,830,900                    -
                                                                -----------       ------------          -----------
Net cash provided by financing activities.....................    2,619,759          3,962,505              688,267
                                                                -----------       ------------          -----------

Effect of exchange rate changes on cash.......................  (     3,775)            87,542           (    8,015)
                                                                -----------       ------------          -----------
        Net (decrease) increase in cash and cash equivalents..  ( 4,535,523)         8,407,541           (5,854,105)
Cash and cash equivalents at beginning of period..............    5,016,851            481,328            8,888,869
                                                                -----------       ------------          -----------
Cash and cash equivalents at end of period....................   $  481,328        $ 8,888,869          $ 3,034,764
                                                                -----------       ------------          -----------

Supplemental cash flow data:
     Interest paid, net of capitalized interest...............  $    63,279        $   107,071          $   117,465
     Taxes paid...............................................            -                  -          $   135,000
Non-cash investing and financing:
     Capital expenditures financed by capital lease obligations           -                  -          $ 4,681,350
     Sale of common stock financed with note receivable.......            -                  -          $ 2,450,000


                See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

      Biomatrix, Inc. (the "Company") was founded in 1981 to develop, manufacture and commercialize proprietary viscoelastic biological polymers, called hylans, for use in therapeutic medical applications and skin care. The Company's hylans are derived from the intercellular matrix, which is the highly organized structure separating cells and integrating them into functional tissues. Viscoelastic products are used in medicine by introducing them into the intercellular matrix during, after or instead of surgical procedures to supplement, augment, regulate and manipulate the healing and regenerative process of the body and to regulate the homeostasis of the intercellular matrix. The Company's operations consist of therapeutic medical products, skin care intermediate products and toxicity testing. The Company's business is subject to certain risks, including but not limited to obtaining and enforcing patents, the uncertainties associated with the regulatory approval process and successful commercialization of its products.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Biomatrix Svenska AB, and its majority-owned subsidiary, Biomatrix Medical Canada Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Reclassification
      Certain amounts in the 1994 and 1995 consolidated statements of operations have been reclassified in order to conform to the 1996 presentation.

   Property, Plant and Equipment
      Property, plant and equipment is recorded at cost.

   Depreciation and Amortization
      Laboratory, plant, computer and office equipment and motor vehicles are depreciated on the straight-line method over their estimated useful lives. Capital leases and leasehold improvements are amortized on the straight-line method over the estimated useful life of the property or the terms of the related lease, whichever is shorter. Expenditures for additions, major renewals and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period.

   Cash and Cash Equivalents
      Cash and cash equivalents include highly liquid short-term investments in money market funds, at cost, and U.S. Government or Government Agency securities, at amortized cost, purchased with a maturity of less than three months.

   Fair Value of Financial Instruments
      Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statement at fair value because of the short-term maturity of those instruments. The fair value of the Company's notes payable (including current installments) is estimated based on the current rate offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's notes payable approximates the carrying value at December 31, 1995 and 1996.

                        BIOMATRIX, INC. AND SUBSIDIARIES

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Investments
      Investments, which consist of U.S. Government and Government Agency Securities, are classified as held-to-maturity and are reported at amortized cost, which approximates market.

   Revenue Recognition
      The Company's product revenue is recognized at the time the products are shipped. Research contract revenue is recognized at the time the service is performed. Revenue from license payments is recognized in the period earned, which is when all related commitments have been satisfied.

   Risks and Uncertainties
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Income Taxes
      Deferred taxes are provided on a liability method, in accordance with SFAS No. 109, whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.

      Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portions or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   Impact of the Adoption of Recently Issued Accounting Standards
      Statement of Financial Accounting Standards No. 128 "Earnings Per Share" changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and changing the disclosures associated with this change. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

   Foreign Currency Translation
      The assets and liabilities of the Company's subsidiaries are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the Company's functional currency) are included in the net (loss) income.

   Net (Loss) Income Per Common Share
      Net (loss) income per share is based upon the weighted-average common shares outstanding during the fiscal year. Common share equivalents have not been included in the calculations in the years when the Company generated a loss because their effect would be antidilutive.

                        BIOMATRIX, INC. AND SUBSIDIARIES

3.  INVENTORIES
      Inventories at December 31, 1995 and 1996 consisted of:

                                                                                 1995                1996
                                                                                 ----                ----
      Finished goods...................................................      $ 120,057           $ 148,925
      Work-in-process..................................................        427,193             300,704
      Raw materials....................................................        113,357             277,454
                                                                            ----------          ----------
                                                                             $ 660,607           $ 727,083
                                                                             =========           =========


4.  NOTE RECEIVABLE - RELATED PARTY
      The note receivable - related party relates to the acquisition of the common stock of the Company by an officer of the Company at fair market value. The note is with recourse and payable with interest on April 2, 2000.

5.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 1995 and 1996 consisted of:

                                                                                                  Estimated
                                                                   1995            1996          Useful Life
                                                                   ----            ----          -----------
Land and buildings..........................................   $2,481,799      $7,487,842           25 years*
Research laboratory equipment...............................    1,531,819       1,682,086         5-10 years
Manufacturing equipment.....................................    1,838,917       1,956,946         7-10 years
Office equipment............................................      739,099         883,630         5-10 years
Leasehold improvements......................................    1,069,082       1,075,688          3-7 years
Motor vehicles..............................................        2,325           2,257            5 years
                                                               ----------      ----------
                                                                7,663,041      13,088,449
Less accumulated depreciation and amortization..............   (3,027,385)     (3,582,444)
                                                               ----------      ----------
                                                               $4,635,656      $9,506,005
                                                               ==========      ==========

* Buildings only

      Repairs and maintenance expenses for the three years ended December 31, 1994, 1995 and 1996 were, $98,359, $87,882 and $125,715 respectively.
Capitalized interest for the year ended December 31, 1996 was $94,940.

      Assets recorded under capital leases as of December 31, 1996 are included in property, plant and equipment as land and building and office equipment in the amounts of $5,017,089 and $90,205 respectively. Accumulated amortization related to these leases was $9,020 as of December 31, 1996.

6.  ACCRUED EXPENSES
      Accrued expenses at December 31, 1995 and 1996 consisted of:

      Accrued Expenses:                                                             1995              1996
                                                                                    ----              ----
         Environmental expenses......................................        $   700,610       $   700,610
         Accrued personnel expenses..................................            449,642           546,031
         Other accrued expenses......................................            159,046           352,778
                                                                             -----------       -----------
                                                                              $1,309,298        $1,599,419

                        BIOMATRIX, INC. AND SUBSIDIARIES

7.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Notes Payable:                                                                1995            1996
                                                                                    ----            ----
         Mortgage note, payable in monthly installments through
            July 2001................................................        $   539,756       $   501,901
         Construction and  equipment loan............................            981,384           780,008
      Capital lease obligations......................................           -                4,684,021
                                                                             -----------       -----------
                   Total ............................................          1,521,140         5,965,930
         Less current maturities.....................................           (792,615)         (167,408)
                                                                             -----------       -----------
                                                                             $   728,525       $ 5,798,522
                                                                             ===========       ===========

      In connection with its acquisition of a manufacturing facility, the Company's majority-owned Canadian subsidiary obtained a $668,870 mortgage with an annual interest rate of 11.25% and final payment of $525,053 due in June 1996. In July 1996, the Company refinanced the final payment with another mortgage which accrues interest at an annual rate of 9.5% and has a final payment of $323,785 due in June 2001.

      The Company's majority-owned Canadian subsidiary obtained a $950,069 construction and manufacturing equipment loan from the Canadian government of which $840,064 and $110,005 was funded in 1993 and 1994, respectively. Interest on the loan accrues at the prevailing annual variable rate which was approximately 9% at December 31, 1995 and 7% at December 31, 1996. In January 1996, the Company amended the repayment terms of the agreement, whereby the Company will make quarterly principal payments and a final payment in 2001. The principal payments shall correspond to 30% of the Canadian subsidiary's quarterly net profit (excluding depreciation), with an annual maximum of $175,900 and an annual minimum of $102,600. The loan agreement contains covenants which require the maintenance of certain financial ratios by the Canadian subsidiary.

      In September 1996, the Company entered into a capital lease of a building in which the Company intends to locate its U.S. manufacturing facility. This lease has been accounted for as a capital lease and has an imputed interest rate of approximately 9%. Within the first three years of this 10 year lease, the Company has an option to acquire this building at a price of approximately $4,500,000. Should the Company not exercise its option within this three- year period, the landlord has the right to require the purchase by the Company of this building for approximately the same price.

      Future minimum payments due under notes payable, mortgage and capital lease obligations are as follows at December 31, 1996:

     Year                                               Amount
     ----                                               ------
     1997.......................................     $     584,384
     1998.......................................           578,160
     1999.......................................         5,143,288
     2000.......................................           172,594
     2001.......................................           710,613
                                                     -------------
     Total minimum payments.....................         7,189,039
     Less - amount representing interest........      (  1,223,109)
                                                      ------------
     Principal obligations......................         5,965,930
     Less - current portion.....................      (    167,408)
                                                     -------------
                                                     $   5,798,522
                                                     =============

                        BIOMATRIX, INC. AND SUBSIDIARIES

7.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

   Line of Credit
      The Company has a $387,777 credit agreement with a Canadian bank with an interest rate at prime + -1/2 %. There were no borrowings outstanding at December 31, 1996.

8.  CAPITAL STOCK

      On June 23, 1994, the Company completed a private sale of 355,000 shares of common stock to F. Hoffmann-La Roche Ltd. ("Roche"). Net proceeds to the Company related to this sale were $1,996,875.

      On March 2, 1995, the Company completed a private sale of 250,000 shares of common stock to Recordati Industria Chimica e Farmaceutica S.p.A. ("Recordati"). Net proceeds to the Company related to this sale were $2,000,000.

      On July 19, 1995, the Company completed a private sale of 300,000 shares of common stock to a member of the Company's Board of Directors. Net proceeds to the Company related to this sale were $1,830,900.

      On April 2, 1996, the Company completed a private sale of 200,000 shares of common stock to an officer of the Company. The aggregate purchase price of $2,450,000 was financed in full with a full recourse promissory note issued from the Company.

      The 3,000 shares of authorized preferred stock are issuable by the Board of Directors. The terms, designations and other criteria are determinable by the Board of Directors upon issuance.

9.  INCOME TAXES

                                                                Year Ended December 31,
                                                         1994              1995            1996
                                                         ----              ----            ----
(Loss) income before income taxes:
      Domestic...................................    ($2,506,000)      ($1,185,000)      $3,881,000
      Foreign....................................    ( 2,011,000)          966,000      (   976,000)
                                                     -----------       -----------      -----------
                                                     ($4,517,000)      ($  219,000)      $2,905,000
                                                     ===========       ===========      ===========
Income tax (benefit) expense:
      Domestic...................................              -                 -       $  135,000
      Foreign....................................    ($  138,000)                -                -
                                                     -----------       -----------      -----------
                                                     ($  138,000)                -       $  135,000
                                                     ===========       ===========      ===========


In 1994, the Company's Canadian subsidiary, in accordance with provincial tax law, converted its provincial tax loss into a refundable cash credit of $137,638.

                        BIOMATRIX, INC. AND SUBSIDIARIES

9.  INCOME TAXES (CONTINUED)

A reconciliation of the United States federal statutory rate to the Company's effective tax rate for the years ended December 31, 1994, 1995, and 1996 is as follows:

                                                      1994              1995          1996
                                                      ----              ----          ----

(Loss) income before income taxes................ ( 4,517,000)      ($ 219,000)   $2,905,000
Statutory federal corporate rate (34%)........... ( 1,536,000)      (   75,000)      988,000
Effect of:
      Foreign taxes.............................. (   138,000)         367,000             -
      Alternative minimum tax....................           -                -       135,000
      Losses without a current year benefit......   1,536,000           75,000       332,000
      Change in valuation allowance..............           -       (  367,000)   (1,320,000)
                                                   ----------     ------------    ----------
Income tax (benefit) provision                    ($  138,000)               -    $  135,000
                                                   ==========     ============    ==========


      Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                                             Deferred Tax Assets
                                                                             -------------------
                                                                           1995             1996
                                                                           ----             ----

      Net operating losses........................................     $10,427,000      $ 8,729,000
      Research credits............................................       2,304,000        2,490,000
      Environmental reserve.......................................         280,000          280,000
      Depreciation................................................         147,000          160,000
      Other.......................................................       1,342,000        1,341,000
                                                                       -----------      -----------
                                                                        14,500,000       13,000,000
         Valuation allowance......................................     (14,500,000)     (13,000,000)
                                                                       -----------      -----------
               Total deferred taxes                                    $         -      $         -
                                                                       ===========      ===========


      The Company's valuation allowance of $13,000,000 was provided on the deferred tax assets due to the uncertainty of realization.

      The Company has available U.S. federal net operating loss carryforwards at December 31, 1996 of approximately $18,900,000 which expire at various times from December 31, 2002 through December 31, 2010 and state net operating loss carryforwards of approximately $12,500,000 which expire at various times from December 31, 1997 through December 31, 2002. The Company has foreign federal net operating loss carryforwards of approximately $4,700,000 which expire at various times from December 31, 2000 through December 31, 2003 and foreign provincial net operating loss carryforwards of approximately $2,300,000 which expire at various times from December 31, 2001 through December 31, 2003. In addition, the Company has U.S. and foreign tax credits carryovers at December 31, 1996 of approximately $2,400,000 and $220,000 respectively. The U.S. tax credits expire at various times beginning December 31, 1998 through December 31, 2011 while the foreign tax credits carryover indefinitely.

                        BIOMATRIX, INC. AND SUBSIDIARIES

10.  COMMITMENTS

   Operating Lease
      The Company occupies office, laboratory and manufacturing space under a lease expiring in July 1999. Rent expense for operating leases charged to operations for the years ended December 31, 1994, 1995 and 1996 approximated $467,619, $419,693, and $440,441 respectively. Future minimum payment obligations under operating leases at December 31, 1996 are as follows:

                       1997............................................ $  414,400
                       1998............................................    435,775
                       1999............................................    211,758
                                                                        ----------
                       Total minimum obligations....................... $1,061,933
                                                                        ==========

      License Agreements

      In November 1993 and June 1994, the Company entered into license and distribution agreements with Syntex Pharmaceuticals International Limited ("Syntex") to market Synvisc in selected European countries and South Africa. In return, for the exclusive marketing rights, Syntex paid up-front payments in 1993 and 1994 of $1,230,000, and $5,003,125, respectively, of which $1,030,000 may have been refundable and accordingly, was included in deferred income at December 31, 1994. Subsequent to these agreements, Syntex was acquired by Roche AB, ("Roche"), a subsidiary of F. Hoffmann-LaRoche Ltd. In 1995, the Companyreceived approval to market Synvisc in the European Economic Area
("EEA") and as a result, the amount of revenue previously included in deferred income, $1,030,000, was earned, and accordingly is included in income from licenses in 1995. Subsequent to the acquisition of Syntex by Roche, in the fourth quarter of 1995 the Company signed an agreement with Roche reacquiring the marketing rights to Synvisc for all countries identified in the previous agreements, except for Sweden and South Africa. The Company received a non-refundable initial payment in 1995 and a non-refundable final payment in 1996 in connection with the finalization of this agreement, whose amounts have been included in income from licenses in the respective years.

      In March 1995, the Company entered into a distribution agreement with Recordati. The agreement provides Recordati with exclusive marketing rights for Synvisc in Italy. The Company will manufacture and supply Synvisc to Recordati for a contractual percentage of Recordati's sales price.

      In September 1995, the Company entered into a distribution agreement with Rhone-Poulenc Rorer Canada Inc. ("RPR"). The agreement provides RPR with exclusive marketing rights for Synvisc in Canada. In return, in 1995, the Company received an up-front non-refundable license fee payment of $3,500,000, which amount has been included in income from licenses, and could receive a one-time milestone payment of $2,000,000 if sales reach a certain level. RPR will reimburse the Company a fixed monthly amount, for a period of 30 months, for certain selling, general and administrative expenses. Additionally, the Company will manufacture and supply Synvisc for a contractual percentage of RPR's sales price.

                        BIOMATRIX, INC. AND SUBSIDIARIES

10.  COMMITMENTS (CONTINUED)

      In June 1996, the Company entered into a distribution agreement with Collagen Corporation ("Collagen"). The agreement provides Collagen with exclusive marketing rights for Hylaform in Europe, Japan, Australia and other select countries. In return, the Company received an up-front, non-refundable payment of $5,000,000 in consideration of the costs and expenses that have been incurred by the Company related to the research and development of Hylaform. The Company will also receive a royalty based upon sales of Collagen's dermal augmentation products as well as an additional royalty on the potential growth of Collagen's total dermal augmentation business. Additionally, the Company will manufacture and supply Hylaform to Collagen for a contractual percentage of Collagen's sales price. The Company has also entered into a distribution agreement with Collagen for the United States. Under such agreement, Collagen has an option for exclusive distribution rights to Hylaform in the United States for an additional payment of $7,000,000, upon and subject, to FDA approval.

      In December 1996, the Company entered into a distribution agreement with Boehringer Ingelheim France, S.A. ("Boehringer"). The agreement provides Boehringer with exclusive marketing rights for Synvisc in France. In return, the Company received an up-front non-refundable payment of $1,000,000, which has been included in income from licenses in 1996 and could receive milestone payments of up to $7,000,000 if sales reach certain levels. The Company will manufacture and supply Synvisc to Boehringer for a contractual percentage of Boehringer's sales price. Additionally, Boehringer will reimburse the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of specialists to assist in selling Synvisc in France.

      Under the terms of separate agreements with each of three shareholders, the Company is required to pay a 5% royalty on sales of three hylan products used in skin care applications. These royalties aggregated approximately $51,600, $43,500, and $49,081 for the years ended December 31, 1994, 1995 and
1996, respectively.

   Letter of Credit
      The Company has an outstanding letter of credit, not reflected in the accompanying financial statements, in the amount of $52,000 at December 31, 1995 and 1996. Included in other assets at December 31, 1995 and 1996, is a certificate of deposit in the amount of $54,000 which is being maintained as collateral for this letter of credit.

   Research and Development Agreements
      The Company entered into agreements with Pharmacia & Upjohn, Inc. ("Pharmacia") in 1992, and granted Pharmacia an exclusive worldwide license to use, manufacture, market and sell its hylan fluid for use in human ophthalmic viscosurgery. Under the terms of the agreements, the Company recorded royalty revenue of $917,160, $915,681 and $500,000 in 1994, 1995 and 1996, respectively.
In July 1996, under the terms of the aggreement, Pharmacia exercised its right to terminate this agreement effective March 1996 and in connection with the termination paid the company $1,000,000 which has been included in income from royalties for the year ended December 31, 1996.

      In July 1991, the Company entered into an agreement with Pharmacia to perform certain toxicity testing. The Company received $311,400, $494,400, and $542,520 of research and development revenues relating to this testing for the years ended December 31, 1994, 1995, and 1996, respectively.

                        BIOMATRIX, INC. AND SUBSIDIARIES

10.  COMMITMENTS (CONTINUED)

      During February 1990, the Company and its wholly-owned subsidiary, Biomatrix Svenska AB, entered into an agreement with a Swedish Limited Partnership, Up-Will Investor KB ("Up-Will"). Up-Will invested money in Biomatrix Svenska AB in order that the Company could pursue the obtainment of regulatory approvals to manufacture and market Synvisc in Germany, France, Spain and the United Kingdom. Up-Will provided the Company Svenska AB with a total of approximately $1.5 million. In return, Up-Will shall receive a royalty from the Company equal to 6% of all net sales of Synvisc in the countries referred to above, for a period of 10 years from the date of first commercial sale in each country, regardless of whether the sales are made by the Company, Biomatrix Svenska AB or another party. The Company has the option to acquire all partnership interests of Up-Will at any time on three months' prior notice for cash equal to the investment plus an amount sufficient to provide Up-Will with a 46% rate of return, compounded annually, exclusive of royalties or any other payments. At December 31, 1996, no sales of Synvisc had been made in the agreement territories and therefore, no royalties had been earned or paid.


11.  STOCK OPTIONS

      The Company has two fixed option plans which reserve shares of common stock for issuance to executives, employees and directors. The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized to the extent applicable in the financial statements in respect to the two plans in accordance with APB
25. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting For Stock Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    1995              1996
                                                                    ----              ----
      Net (loss) income - as reported.................         ( $ 219,281)      $ 2,770,137
      Net (loss) income  - pro forma..................         (   379,126)        2,155,492
      Net (Loss) income per share - as reported.......               (0.02)             0.25
      Net (Loss) income per share - pro forma.........               (0.04)             0.20


      Since option grants awarded during 1995 and 1996 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown above are not likely to be representative of the effects on future years of the application of the fair value based method.

      The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: dividend yield of 0%; expected volatility of 80%; risk-free interest rate of 5.43 to 6.66%; and expected lives of 6.5 years.

      Under the plan approved by the shareholders in May 1996, the total number of shares of common stock that may be granted is 2,000,000. In May 1995, the shareholders approved a Stock Option Plan for Non-Emplyee Directors of the Company. This plan authorizes the granting of options on 100,000 shares of common stock to directors who are not employees of the Company, who will automatically receive an option to acquire 6,000 shares upon election or re-election to the Board.

      These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans is generally equal to 100 percent of the fair market of the shares on the date of grant. The options are generally exercisable over four to five years. The options expire ten years from the grant date.

                        BIOMATRIX, INC. AND SUBSIDIARIES

11.  STOCK OPTIONS (CONTINUED)

      Information regarding these option plans for 1994, 1995 and 1996 is as follows:


                                                 1994                          1995                         1996
                                          ---------------------       ----------------------        ------------------------

                                                       Weighted-                    Weighted-                      Weighted-
                                                        Average                      Average                       Average
                                                       Exercise                     Exercise                       Exercise
                                         Shares          Price          Shares        Price        Shares           Price
Options outstanding,
     beginning of year........             943,347     $  3.61         1,023,764    $  3.35       924,647          $  3.69

Options exercised.............           ( 166,533)       2.03         ( 103,166)      2.56      (261,666)            3.10

Options granted...............             255,450        4.75            71,700       7.50       175,300            15.32

Options canceled..............           (   8,500)       5.88         (  67,651)      4.27      ( 46,203)            5.29
                                          --------                      ---------                       --

Options outstanding,
     end of year..............           1,023,764     $  3.35           924,647     $ 3.69       792,078          $  6.20

Options exercisable
     end of year..............             649,703     $  2.62           648,844     $ 2.93       493,122          $  3.24
Option price range at
     end of year..............            $2.00 to                      $  2.00 to                $ 2.00 to
                                          $7.50                         $ 12.00                   $ 17.25

Option price range for
     exercised shares.........           $  2.00 to                     $  2.00 to                $ 2.00 to
                                         $  7.50                        $  4.75                   $ 7.50

Options available for grant
     at end of year...........             276,879                        372,830                   743,733

Weighted-average fair value
     of options granted during
     the year.................                                            $  5.62                 $  11.67


The following table summarizes information about stock options at December 31, 1996:

                                             Options Outstanding                                      Options  Exercisable
                             ---------------------------------------------------       ------------------------------------------
                                                  Weighted-
                                                   Average           Weighted-                                        Weighted-
                                  Number          Remaining           Average               Number                     Average
Range of                        Outstanding      Contractual         Exercise             Exercisable                 Exercise
Exercise Prices                 at 12/31/96         Life               Price              at 12/31/96                   Price
---------------              ---------------   ---------------   ---------------       ---------------           -----------------

$ 1.00    -    $ 2.00             281,398             3.18          $   1.99                 281,398                  $  1.99
$ 4.63    -    $ 4.75             324,880             6.56              4.74                 208,724                     4.74
$ 13.50   -    $17.25             185,800             9.23             15.12                   3,000                    12.00
                                  -------                                                    -------
                                  792,078                                                    493,122
                                  =======                                                    =======


      Compensation expense of $1,502,304, $44,000, and $27,499 was recorded for the years ended December 31, 1994, 1995 and 1996, respectively, in accordance with APB 25, for the vesting of the excess of the fair value of the underlying stock over the exercise price at the date of grant or the date at which the expiration date of the options was extended, net of forfeitures. The cumulative amount of net compensation expense through December 31, 1996, has been included in additional paid-in capital.

                        BIOMATRIX, INC. AND SUBSIDIARIES

12.  RELATED PARTY TRANSACTIONS

      Included in accrued expenses at December 31, 1996 and 1995 is an amount of $49,081 and $43,500, respectively, relating to unpaid royalties to shareholders. Royalty expenses for the three years ended December 31, 1994, 1995 and 1996 were $51,572, $43,500, and $49,081 respectively.

      In July 1995, the Company received $1,800,000 related to the private sale of equity securities to a member of the Company's Board of Directors. In April 1996, the Company entered into a private sale of equity securities with an officer of the Company for $2,450,000.

      For additional related party transactions refer to Note 10.

13.  CONTINGENCY

      In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER reviewed hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company has estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995, the Company paid its first assessment for clean-up costs of $79,390 therefore the reserve at December 31, 1995 represented $700,610. The steering committee for the PRPs is presently preparing a buy-out proposal pursuant to a consent order with the DER. This buy-out proposal will identify what the steering committee believes to be the total clean-up costs and each PRP's assigned portion of the total clean-up costs. The Company plans to monitor this situation and make any necessary adjustments to the reserve once additional information is available with regard to the DER's acceptance of the steering committee's proposal.

   Litigation

      In October 1996, Michael Jarcho, ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform resulted from his consultancy. Jarcho seeks compensatory damages of $300,000 plus a royalty on the Company's net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho has moved for a partial reconsideration of the decision and the Company has opposed that request. The Company intends to defend this matter vigorously. However, the ultimate outcome of this litigation is unknown at the present time, and accordingly, it could have a material adverse impact on the Company's financial position, results of operations and cash flows. The Company has not made a provision in the accompanying consolidated financial statements for any liability that might result.

                        BIOMATRIX, INC. AND SUBSIDIARIES

14.  EMPLOYEE BENEFIT PLAN

      The Company adopted a defined contribution retirement savings plan effective January 1, 1992. Pursuant to Section 401k of the Internal Revenue Code, if a participant decides to contribute, a portion of the contribution is matched by the Company. Company contributions for the year ended December 31, 1994, 1995, and 1996 amounted to $26,748, $14,281, and $22,370 respectively.

      Presently, the Company does not offer its employees postretirement or postemployment benefits. Therefore, the Company is not impacted by the Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits other than Pensions" or No. 112 "Employers' Accounting for Postemployment Benefits."

15.  CONCENTRATION OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, investments and trade receivables. The Company's temporary cash investments and investments consist primarily of U.S. Government and Government Agency securities with an average maturity of less than one year. Concentration of credit risk with respect to trade receivables exists due to the Company's dependence on a few customers. However, the Company has not sustained any losses related to these customers.

16.  GEOGRAPHIC FINANCIAL INFORMATION

      Geographic information regarding the Company's operations for the years ended December 31, 1996, 1995 and 1994 is shown below. Revenues from customers represent total net sales from the respective geographic area after elimination of intercompany transactions which were not material. Operating (loss) income is net revenues less operating costs after elimination of intercompany transactions which were not material. Identifiable assets are those assets used in the geographic area and are reflected after the elimination of intercompany balances.

                                                              1994            1995            1996
                                                              ----            ----            ----
    Sales to Customers
         United States.........................          $  1,841,345   $  2,541,636    $  3,697,493
         Canada................................               664,597      1,072,133       1,253,159
         Sweden................................                 7,285              -               -
                                                         ------------   ------------    ------------
                                                         $  2,513,227   $  3,613,769    $  4,950,652
                                                         ============   ============    ============
    Operating (Loss) Income
         United States.........................         ($  2,814,704) ($  2,891,611)   $  2,808,262
         Canada................................         (   1,603,196)     2,170,348    (    575,163)
         Sweden................................         (     439,571) (     199,201    (     22,064)
                                                         ------------   ------------    ------------
                                                        ($  4,857,471) ($    920,464)   $  2,211,035
                                                         ============   ============    ============
    Identifiable Assets
         United States.........................          $ 11,401,573   $  9,740,669    $ 20,513,384
         Canada................................             4,087,165      7,606,230       5,458,341
         Sweden................................                65,904         34,677          22,302
                                                         ------------   ------------    ------------
                                                         $ 15,554,642   $ 17,381,576    $ 25,994,027
                                                         ============   ============    ============

         The Company had foreign export sales, primarily to Sweden, for the years ended December 31, 1995 and 1996 of $742,032 and $1,585,089, respectively. There were no foreign export sales in 1994.

                        BIOMATRIX, INC. AND SUBSIDIARIES

17. MAJOR CUSTOMER AND LICENSE FEE DATA

         A significant portion of the Company's products are sold to customers under the terms of multiple-year marketing and distribution agreements. In many cases, a customer has paid license fees to the Company for the exclusive rights in the respective territory. Of the reported product sales for the years ended December 31, 1996, 1995 and 1994 three customers accounted for 90% (Customer A 40%, Customer B 25% and Customer C 25%), two customers accounted for 68% (Customer A 48% and Customer C 20%), and Customer A accounted for
72%, respectively. Of the reported income from licenses, royalties, research contracts, and grants for the years ended December 31, 1996, 1995 and 1994 three corporate partners accounted for 81% (Partner A 49%, Partner B 18% and Parner C 14%) two corporate partners accounted for 76% (Partner D 47% and Partner B 29%) and Partner B accounted for 78%, respectively.

18.   SUBSEQUENT EVENT

         In February 1997, the Company entered into a distribution agreement with Wyeth-Ayerst ("Wyeth") a division of American Home Products. The agreement provides Wyeth with exclusive marketing rights to Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. In return, the Company received an up-front non-refundable payment of $4,000,000 and could receive milestone payments of up to $19,000,000 related to the launch of Synvisc in Europe, U.S. FDA approval and the launch of Synvisc in the United States. The Company will manufacture and supply Synvisc to Wyeth for a contractual percentage of Wyeth's sales price. Additionally, Wyeth will reimburse the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of specialists to assist in selling Synvisc in Europe and the United States.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS



Exhibit
  No.                                    Description                                             Page
  ---                                    -----------                                             ----

10.41             Distribution Agreement dated December 17, 1996 between Biomatrix, Inc. and
                  Boehringer Ingelheim France, S.A.

11                Computation of earnings per share.

23.1              Consent of Coopers & Lybrand L.L.P., independent auditors of the Company.

27.1              Financial Data Schedule
