Form 10-Q
period 1997-03-31
BIOMATRIX INC
filed 1997-05-15
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1997                  Commission File Number 0-19373

                                 BIOMATRIX, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                        13-3058261
(State of other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   65 Railroad Avenue, Ridgefield, N.J. 07657
               (Address of principal executive offices) (Zip Code)

                                  (201)945-9550
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1)      Yes   X          No ____
                                        ----

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                   Class                              March 31, 1997
                   -----                              --------------
        Common stock, $ 0.0001 par value                10,755,644

                                 BIOMATRIX, INC.

                                TABLE OF CONTENTS

                                                                                          PAGE NO.
                                                                                          --------
PART I.           FINANCIAL INFORMATION

                  ITEM 1 - Unaudited Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                  March 31, 1997 and December 31, 1996                                          3

                  Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1997 and 1996                                    4

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and 1996                                    5

                  Notes to Consolidated Financial Statements                                    6

                  ITEM 2

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           8

PART II.          OTHER INFORMATION

                  ITEM 6

                  Exhibits and Reports on Form 8-K                                             11

                  Signatures                                                                   12

                        BIOMATRIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,         December 31,
                                                                            1997               1996
                                                                       ------------        ------------
     ASSETS
Current assets:
   Cash and cash equivalents ......................................     $  7,654,201      $  3,034,764
   Held-to-maturity investments ...................................        7,998,744        10,603,358
   Accounts receivable, less allowance for doubtful accounts
     of $25,500 in 1997 and 1996 ..................................        1,576,945         1,230,456
   Inventory, at lower of cost (average) or market ................          860,349           727,083
   Prepaid expenses and other current assets ......................          994,229           730,302
                                                                        ------------      ------------

          Total current assets ....................................       19,084,468        16,325,963
Property, plant and equipment, net ................................        9,838,989         9,506,005
Other assets ......................................................          162,793           162,059
                                                                        ------------      ------------
          Total assets ............................................     $ 29,086,250      $ 25,994,027
                                                                        ============      ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable and capital lease obligations .     $    157,665      $    167,408
   Accounts payable ...............................................          475,017           724,743
   Accrued expenses ...............................................        2,101,783         1,599,419
                                                                        ------------      ------------

           Total current liabilities ..............................        2,734,465         2,491,570
Notes payable and capital lease obligations less current maturities        5,792,075         5,798,522
                                                                        ------------      ------------
           Total liabilities ......................................        8,526,540         8,290,092
                                                                        ------------      ------------
Commitments and contingent liabilities
Shareholders' equity:
   Common stock, $.0001 par value: 20,000,000
     shares authorized; 10,758,458 and 10,587,615
     issued and 10,755,644 and 10,584,801 outstanding
       in 1997 and 1996, respectively .............................            1,076             1,059
   Preferred stock, 3,000 shares authorized; none issued ..........             --                --
   Additional paid in capital .....................................       57,081,098        56,682,755
   Note receivable - related party ................................       (2,450,000)       (2,450,000)
   Accumulated deficit ............................................      (33,018,613)      (35,564,348)
   Equity adjustment from foreign currency translation ............       (1,041,891)         (953,571)
   Treasury stock, 2,814 shares of common stock at cost ...........          (11,960)          (11,960)
                                                                        ------------      ------------

           Total shareholders' equity .............................       20,559,710        17,703,935
                                                                        ------------      ------------
          Total liabilities and shareholders' equity ..............     $ 29,086,250      $ 25,994,027
                                                                        ============      ============



                     The accompanying notes are an integral
                  part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                  1997              1996
                                                              ------------      ------------
Revenues:
    Net sales ...........................................     $  1,902,287      $  1,096,900
    Income from licenses, royalties,
          and research contracts ........................        4,140,844           641,947
                                                              ------------      ------------
          Total revenue .................................        6,043,131         1,738,847
                                                              ------------      ------------
Cost and expenses:
    Cost of goods sold ..................................          876,155           713,848
    Research and development
       expenses .........................................        1,380,419         1,257,420
    Selling, general and
       administrative expenses ..........................        1,408,892         1,115,298
                                                              ------------      ------------
          Total costs and expenses ......................        3,665,466         3,086,566
                                                              ------------      ------------
Income (loss) from operations ...........................        2,377,665        (1,347,719)
Interest expense ........................................          (27,037)          (28,455)
Interest and miscellaneous income .......................          195,107           127,371
                                                              ------------      ------------
Net income (loss) .......................................     $  2,545,735      $ (1,248,803)
                                                              ============      ============

Net income (loss) per common and common equivalent share:
    Net income (loss) ...................................     $       0.23      $      (0.12)
                                                              ============      ============

      Weighted average common and common equivalent
           shares outstanding ...........................       11,015,807        10,161,437
                                                              ============      ============



                     The accompanying notes are an integral
                  part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                          -----------------------------
                                                                              1997             1996
                                                                              ----             ----
Cash flows from operating activities:
    Net income (loss) ...............................................     $ 2,545,735      ($1,248,803)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Depreciation and amortization .............................         144,718          134,776
    Change in assets and liabilities:
          Accounts receivable .......................................        (348,930)          (1,611)
          Inventory .................................................        (142,076)         130,646
          Prepaid expenses and other current assets .................        (285,504)         (66,366)
          Other assets ..............................................           3,318           14,830
          Accounts payable and accrued expenses .....................         218,462          358,186
                                                                          -----------      -----------

                 Net cash provided by (used in) operating activities        2,135,723         (678,342)
                                                                          -----------      -----------

    Cash flows from investing activities:
          Maturity of held-to-maturity securities ...................       2,604,614        1,591,105
          Purchases of held-to-maturity securities ..................            --         (5,882,420)
          Capital expenditures ......................................        (504,367)         (40,192)
                                                                          -----------      -----------

                 Net cash provided by (used for) investing activities       2,100,247       (4,331,507)
                                                                          -----------      -----------

    Cash flows from financing activities:
          Payments of notes payable and capital lease obligations ...         (11,615)        (126,928)
          Stock options exercised ...................................         398,360          159,624
                                                                          -----------      -----------

                 Net cash provided by financing activities ..........         386,745           32,696
                                                                          -----------      -----------

          Effect of exchange rate changes on cash ...................          (3,278)          55,068
                                                                          -----------      -----------

    Net increase (decrease) in cash and cash equivalents ............       4,619,437       (4,922,085)
    Cash and cash equivalents at beginning of period ................       3,034,764        8,888,869
                                                                          -----------      -----------
    Cash and cash equivalents at end of period ......................     $ 7,654,201      $ 3,966,784
                                                                          ===========      ===========

    Supplemental cash flow data:
          Interest paid, net of capitalized interest ................     $    27,037      $    28,455


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    The consolidated financial statements at March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - CONTINGENCY

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER reviewed hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify each PRPs volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Additionally, the Company paid $15,000 during the first quarter of 1997; therefore, the reserve at March 31, 1997 represented $685,610. The steering committee for the PRPs is presently preparing a buy-out proposal pursuant to a consent order with the DER. This buy-out proposal will identify what the steering committee believes to be the total clean-up costs and each PRP's assigned portion of the total clean-up costs. The Company plans to monitor this situation and make any necessary adjustments to the reserve once additional information is available with regard to the DER's acceptance of the steering committee's proposal.

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform resulted from his consultancy. Jarcho seeks compensatory damages of $300,000 plus a royalty on the Company's net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey State court. Jarcho has moved for a partial reconsideration of the decision and the Company opposed that request. The Company intends to defend this matter vigorously. However, the ultimate outcome of this litigation is unknown at the present time, and accordingly, it could have a material adverse impact on the Company's financial position, results of operations and cash flows. The Company has not made any provision on the accompanying consolidated financial statements for any liability that might result.

NOTE 3 - INVENTORIES

         Inventories at March 31, 1997 and December 31, 1996 consisted of :

                                                                  March 31,          December 31,
                                                                    1997                1996
                                                                 ---------            --------
         Finished Goods......................................     $128,493            $148,925
         Work-in-Process.....................................      350,783             300,704
         Raw Materials.......................................      381,073             277,454
                                                                 ---------            --------
                                                                  $860,349            $727,083
                                                                  ========            ========

NOTE 4 - NOTE RECEIVABLE - RELATED PARTY

         The note receivable - related party relates to the acquisition of common stock of the Company by an officer of the Company on April 2, 1996 at fair market value on such date. The note is with recourse and payable with interest on April 2, 2000.

NOTE 5 - IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" which changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and requiring the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The Company is required to adopt this standard in its December 31, 1997 financial statements. Had the new standard been in effect on March 31, 1997 the Company would have experienced no material impact from adoption.

NOTE 6 - SUBSEQUENT EVENT

         In April 1997, the Company entered into a Distribution Agreement with Bayer AG ("Bayer"). The agreement provides Bayer with exclusive marketing rights to Synvisc(R) in Australia, New Zealand, Taiwan, Singapore, Indonesia, Thailand, Malaysia and Israel. In return, the Company received an up front, non-refundable payment of $3,000,000, and could receive an additional milestone payment of $2,000,000. The Company will manufacture and supply Synvisc(R) to Bayer for a contractual percentage of Bayer's sales price.

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

         The Company's business is subject to significant risks. Forward-looking comments included herein are subject to and should be read in conjunction with the "Risk Factors" section of the Company's 1996 Annual Report on Form 10-K, including the risks and uncertainties associated with the regulatory approval process, with obtaining and enforcing patents important to the Company's business and other risks detailed in the Company's reports filed under the Securities Exchange Act. As a significant amount of Biomatrix' future revenues may be based on payments from corporate distribution agreements, the Company's total revenues and income or losses are expected to fluctuate from quarter-to-quarter. Some of these fluctuations may be significant and, as a result, quarter-to-quarter comparisons may not be meaningful. As of March 31, 1997, the Company's accumulated deficit was $33,018,613.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

           REVENUES. Total revenues for the three months ended March 31, 1997 were $6,043,131, representing an increase of $4,304,284, over the same period of the prior year. Product sales for the three months ended March 31, 1997 were $1,902,287, representing an increase of $805,387 or 73.4% over the same period of 1996. This increase was primarily due to increased sales of Synvisc in Canada and Sweden and new sales of Synvisc(R) in France, coupled with new sales of Hylaform(R). Partially offsetting this increase was a decrease in skin care product sales of $44,665 or 8.3%, primarily resulting from the timing of shipments. Revenues from licenses, royalties, research contracts and grants were $4,140,844, for the three months ended March 31, 1997, representing an increase of $3,498,897 over the same period of the prior year. This increase was due primarily to an up-front, non-refundable license fee payment of $4,000,000 from Wyeth Ayerst ("Wyeth"), a division of American Home Products Corporation.

           COST AND EXPENSES. Total costs and expenses were $3,665,466 for the three months ending March 31, 1997, representing an increase of $578,900 or 18.8% over the same period of the prior year. Cost of goods sold for the first quarter of 1997 and 1996 were $876,155 and $713,848, respectively, which represented 46.1% and 65.1% of sales for the first quarter of 1997 and 1996, respectively. The decrease in the ratio of cost of goods sold to sales is due primarily to efficiencies in medical product manufacturing realized as a result of increased production volumes. Research and development expenses were $1,380,419 for the first quarter of 1997, representing an increase of $122,999 or 9.8% over the first quarter of 1996. Selling, general and administrative expenses for the first quarter of 1997 were $1,408,892, representing an increase of $293,594 or 26.3%, over the first quarter of 1996. This increase is primarily due to higher legal costs associated with the negotiation of corporate distribution agreements and higher personnel and consulting costs associated with the pre-commercialization activities in Europe related to Synvisc.

           INTEREST AND MISCELLANEOUS INCOME. Interest expense was $27,037 for the three months ended March 31, 1997, representing a decrease of $1,418 over the same period of the prior year. Interest and miscellaneous income was $195,107 for the first quarter of 1997, representing an increase of $67,736 over the same period of the prior year, due primarily to higher average cash and investment balances.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $7,654,201 and held-to-maturity investments, invested in U.S. government securities, of $7,998,744 at March 31, 1997. Overall, the Company's cash and held-to-maturity investments position increased by $2,014,823 in the three months ended March 31, 1997. The Company invests its excess cash in U.S. government securities, and accordingly, any security purchased with a maturity of three months or less is classified as cash and cash equivalents.

         The Company's operations over the past several years have been financed primarily from the private placement of equity securities and up-front non-refundable license fee payments from corporate partners. Over the past three years, the Company has received funding of $5,827,775 from the private placement of equity securities and $23,533,000 from license fee payments.

         For the three months ended March 31, 1997 the Company had positive cash flows from operations of $2,135,723 which primarily resulted from non-recurring fees received during the quarter of $4,000,000. During the quarter, the Company invested $504,367 in property, plant, and equipment, primarily associated with increasing the production capacity of the Canadian manufacturing facility and the capitalization of costs related to a lease which the Company entered into for a building. This lease is for a 93,000 square foot building in New Jersey in which the Company intends to locate its U.S. manufacturing operation. The lease term is approximately ten years with annual lease payments increasing from $350,000 to $500,000 over the term of the lease. Within the first three years of the lease, the Company has an option to acquire this building at a price of approximately $4,500,000. Should the Company not exercise its option within this three year period, the landlord has the right to require the Company to purchase this building for approximately the same price. The Company plans to continue to modify this building to accommodate manufacturing capability for the U.S. and foreign markets. The Company also plans to relocate its executive and administrative offices and research and development laboratories to this building upon the expiration in 1999 of the Company's lease on its current headquarters in New Jersey. Additionally, the Company received $398,360 during the three months ended March 31, 1997 from the exercise of Company stock options.

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

         In April 1997, the Company entered into a marketing and distribution agreement with Bayer AG to sell Synvisc in Australia, New Zealand, Taiwan, Singapore, Indonesia, Thailand, Malaysia and Israel. In return, the Company received an up front non-refundable license fee payment of $3,000,000, and could receive an additional milestone payment of $2,000,000.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The planned increase in manufacturing capacity and commercialization of medical products will continue to increase costs and expenses during the remainder of 1997. The Company's capital spending associated with developing its additional capacity is expected to approximate $8,000,000 during 1997. The Company plans to seek lease financing which, if obtained, could fund a portion of these capital costs. The Company will continue to incur higher expenses during 1997 associated with developing its internal infrastructure to support the administration of its sales force for its distribution agreements with Boehringer Ingelheim France, S.A. and Wyeth, as well as the establishment of a sales and marketing function for the Company's direct sales in certain European countries. The Company believes that its capital needs and higher operating expenses will be supported by its current working capital position, up-front license fee payments from the potential completion of additional distribution agreements and potential milestone payments from existing corporate partners.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" which changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and requiring the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The Company is required to adopt this standard in its December 31, 1997 financial statements. Had the new standard been in effect on March 31, 1997 the Company would have experienced no material impact from adoption.

                        BIOMATRIX, INC. AND SUBSIDIARIES



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


A.  EXHIBITS

         10.1 United States License Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

         10.2 International License Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

         10.3 Supply Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

         10.4 Trademark License Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

         11       Computation of Earnings Per Share

         27       Financial Data Schedule

B.   REPORTS ON FORM 8-K

         None

                                 BIOMATRIX, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:            May 14, 1997        BIOMATRIX, INC.



                                     By: /s/Endre A. Balazs
                                         ---------------------------
                                         Endre A. Balazs
                                         Chief Executive Officer and
                                         Chief Scientific Officer




                                     By: /s/Rory B. Riggs
                                         ---------------------------
                                         Rory B. Riggs
                                         President and Chief Financial Officer