Form 10-Q
period 1997-06-30
BIOMATRIX INC
filed 1997-08-07
CIK 747952

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
                                  ---------

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1997                  Commission File Number 0-19373

                               BIOMATRIX, INC.
       --------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                                     13-3058261
-------------------------------                             ---------------------------------
(State or other jurisdiction of                             (IRS Employer Identification No.)
incorporation or organization)

                 65 Railroad Avenue, Ridgefield, N.J.  07657
          ---------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (201)945-9550
                 -------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          (1)     Yes   X          No
                                      ----            ----

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                          Class                             June 30, 1997
                          -----                             -------------

        Common stock, $ 0.0001 par value                       10,957,794

                                BIOMATRIX, INC.

                               TABLE OF CONTENTS


                                                                                       PAGE NO.
                                                                                       --------
PART I.          FINANCIAL INFORMATION

                 ITEM 1 - Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets as of
                 June 30, 1997 and December 31, 1996                                       3

                 Consolidated Statements of Operations for the
                 Three and Six Months Ended June 30, 1997 and 1996                         4

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1997 and 1996                                   5

                 Notes to Consolidated Financial Statements                               6-7

                 ITEM 2

                 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                     8-11

PART II.         OTHER INFORMATION

                 ITEM 1

                 Legal Proceedings                                                        12

                 ITEM 2

                 Changes in Securities                                                    12

                 ITEM 4

                 Submission of matters to a vote of security holders.                     13

                 ITEM 6

                 Exhibits and Reports on Form 8-K                                         14


                 Signatures                                                               15

                        BIOMATRIX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                        June 30,        December 31,
                                                                           1997             1996
                                                                           ----             ----
    ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . .      $14,072,948       $  3,034,764
  Held-to-maturity investments  . . . . . . . . . . . . . . . . .        3,601,094         10,603,358
  Accounts receivable, less allowance for doubtful accounts
    of $25,500 in 1997 and 1996   . . . . . . . . . . . . . . . .        1,480,709          1,230,456
  Inventory, at lower of cost or market   . . . . . . . . . . . .        1,736,367            727,083
  Prepaid expenses and other current assets   . . . . . . . . . .        1,090,788            730,302
                                                                       -----------       ------------

          Total current assets  . . . . . . . . . . . . . . . . .       21,981,906         16,325,963
Property, plant and equipment, net  . . . . . . . . . . . . . . .       11,291,716          9,506,005
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .          277,023            162,059
                                                                       -----------       ------------
          Total assets  . . . . . . . . . . . . . . . . . . . . .      $33,550,645       $ 25,994,027
                                                                       ===========       ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable and capital lease obligations       $   149,775       $    167,408
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .        1,534,148            724,743
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .        2,344,685          1,599,419
                                                                       -----------       ------------

          Total current liabilities . . . . . . . . . . . . . . .        4,028,608          2,491,570
Notes payable less current maturities . . . . . . . . . . . . . .        5,741,276          5,798,522
                                                                       -----------       ------------
          Total liabilities . . . . . . . . . . . . . . . . . . .        9,769,884          8,290,092
                                                                       -----------       ------------
Commitments and contingent liabilities
Shareholders' equity:
  Common stock, $.0001 par value: 60,000,000 shares authorized;
    10,960,608 and 10,587,615 issued and 10,957,794 and
    10,584,801 outstanding  in 1997 and 1996, respectively  . . .            1,096              1,059
  Preferred stock, 3,000 shares authorized; none issued   . . . .                -                  -
  Notes receivable - related parties  . . . . . . . . . . . . . .       (2,773,288)        (2,450,000)
  Additional paid-in capital  . . . . . . . . . . . . . . . . . .       59,481,441         56,682,755
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . .      (31,817,826)       (35,564,348)
  Equity adjustment from foreign currency translation   . . . . .       (1,098,702)          (953,571)
  Treasury stock, 2,814 shares of common stock at cost  . . . . .          (11,960)           (11,960)
                                                                       -----------       ------------

          Total shareholders' equity  . . . . . . . . . . . . . .       23,780,761         17,703,935
                                                                       -----------       ------------
          Total liabilities and shareholders' equity  . . . . . .      $33,550,645       $ 25,994,027
                                                                       ===========       ============





                     The accompanying notes are an integral
                 part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                       June 30,
                                                                 --------                       --------

                                                            1997           1996            1997              1996
                                                            ----           ----            ----              ----
Revenues:
Net sales   . . . . . . . . . . . . . . . .            $ 1,841,094     $ 1,064,578      $  3,743,050    $   2,161,478
Income from licenses, royalties,
  and research contracts  . . . . . . . . .              3,136,488       7,478,162         7,277,332        8,120,109
                                                       -----------     -----------      -------------   -------------
          Total revenues  . . . . . . . . .              4,977,582       8,542,740        11,020,382       10,281,587
                                                       -----------     -----------      -------------   -------------

Cost and expenses:
Cost of sales . . . . . . . . . . . . . . .                604,091         641,513         1,477,827        1,355,361
Research and development expenses . . . . .              1,425,659       1,367,432         2,805,545        2,624,851
Selling, general and
      administrative expenses . . . . . . .              1,883,320       1,525,837         3,300,576        2,641,136
                                                       -----------     -----------      -------------   -------------
          Total costs and expenses  . . . .              3,913,070       3,534,782         7,583,948        6,621,348
                                                       -----------     -----------      -------------   -------------

Income from operations  . . . . . . . . . .              1,064,512       5,007,958         3,436,434        3,660,239
Interest expense  . . . . . . . . . . . . .                (28,376)        (37,920)          (55,407)         (66,375)
Interest and miscellaneous income . . . . .                243,016         234,078           426,495          361,449
                                                       -----------     -----------      -------------   -------------
Income before taxes . . . . . . . . . . . .              1,279,152       5,204,116         3,807,522        3,955,313
                                                       -----------     -----------      -------------   -------------

Provision for income taxes  . . . . . . . .                (61,000)              -           (61,000)               -
                                                       -----------     -----------      -------------   -------------
Net income  . . . . . . . . . . . . . . . .            $ 1,218,152     $ 5,204,116      $  3,746,522    $   3,955,313
                                                       ===========     ===========      ============    =============

Net income per common and
     common equivalent share  . . . . . . .            $      0.11     $      0.50      $       0.34    $        0.39
                                                       ===========     ===========      ============    =============

Weighted average common and common
     equivalent shares outstanding  . . . .             11,158,598      10,378,868        11,077,380       10,270,152
                                                       ===========     ===========      ============    =============



                     The accompanying notes are an integral
                 part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                             ----------------------

                                                                            1997             1996
                                                                            ----             -----
Cash flows from operating activities:
         Net income . . . . . . . . . . . . . . . . . . . . . . .      $ 3,746,522        $ 3,955,313
         Adjustments to reconcile net income to net cash
             provided by operating activities:
             Depreciation and amortization  . . . . . . . . . . .          317,109            269,767
             Stock option compensation  . . . . . . . . . . . . .           46,250                  -
         Change in assets and liabilities:
             Accounts receivable  . . . . . . . . . . . . . . . .         (252,688)             7,242
             Inventory  . . . . . . . . . . . . . . . . . . . . .       (1,037,121)           102,175
             Prepaid expenses and other current assets  . . . . .         (391,798)          (105,046)
             Other assets . . . . . . . . . . . . . . . . . . . .         (150,184)            12,248
             Accounts payable and accrued expenses  . . . . . . .        1,475,086            197,795
                                                                        ----------         ----------

                 Net cash provided by operating activities  . . .        3,753,176          4,439,494
                                                                        ----------         ----------

Cash flows from investing activities:
         Maturity of held-to-maturity securities  . . . . . . . .        7,002,264          4,161,510
         Purchases of held-to-maturity securities . . . . . . . .                -        (12,306,708)
         Capital expenditures . . . . . . . . . . . . . . . . . .       (2,120,430)          (326,606)
                                                                        ----------         ----------

                 Net cash provided by (used for) investing
                    activities  . . . . . . . . . . . . . . . . .        4,881,834         (8,471,804)
                                                                        ----------         ----------

Cash flows from financing activities:
         Payments of notes payable and capital lease obligations           (74,376)          (159,344)
         Sale of common stock to related parties  . . . . . . . .        1,890,000                  -
         Stock options exercised  . . . . . . . . . . . . . . . .          543,334            300,524
                                                                        ----------         ----------

                 Net cash provided by financing activities  . . .        2,358,958            141,180
                                                                        ----------         ----------

             Effect of exchange rate changes on cash  . . . . . .           44,216             (1,647)
                                                                        ----------        -----------

    Net increase (decrease) in cash and cash equivalents  . . . .       11,038,184         (3,892,777)
    Cash and cash equivalents at beginning of period  . . . . . .        3,034,764          8,888,869
                                                                        ----------        -----------
    Cash and cash equivalents at end of period  . . . . . . . . .      $14,072,948        $ 4,996,092
                                                                       ===========        ===========

    Supplemental cash flow data:
             Interest paid, net of capitalized interest . . . . .      $    28,376        $    37,920
             Taxes paid . . . . . . . . . . . . . . . . . . . . .      $   144,000                  -

    Non-cash financing activities:
             Sale of common stock financed with note receivable .      $   303,000                  -


                     The accompanying notes are an integral
                 part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements at June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - CONTINGENCIES

In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER reviewed hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify each PRPs volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Additionally, the Company paid $15,000 during the first quarter of 1997; therefore, the reserve at June 30, 1997 represented $685,610. The steering committee for the PRPs has prepared a buy-out proposal pursuant to a consent order with the DER. This buy-out proposal identifies each PRP's assigned portion of assumed total clean-up costs. When the final remedy is selected by the DER, the Company plans to settle out of the matter pursuant to the buyout proposal. The Company will monitor this situation and make any necessary adjustments to the reserve once additional information is available with regard to the DER's acceptance of the steering committee's proposal.

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform resulted from his consultancy. Jarcho seeks compensatory damages of $300,000 plus a royalty on the Company's net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, the Company opposed that request, and the request was denied. On June 16, 1997 Jarcho filed suit in New Jersey state court. The Company intends to defend this matter vigorously. However, the ultimate outcome of this litigation is unknown at the present time, and accordingly, it could have a material adverse impact on the Company's financial position, results of operations and cash flows. The Company has not made any provision on the accompanying consolidated financial statements for any liability that might result.

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 3 - INVENTORIES

         Inventories at June 30, 1997 and December 31, 1996 consisted of:

                                                                June 30,         December 31,
                                                                  1997              1996
                                                              ------------       ------------
         Finished Goods . . . . . . . . . . . . . . . . .      $229,848           $148,925
         Work-in-Process  . . . . . . . . . . . . . . . .       840,913            300,704
         Raw Materials  . . . . . . . . . . . . . . . . .       665,606            277,454
                                                              ---------           --------
                                                             $1,736,367           $727,083
                                                             ==========           ========

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

         The notes receivable - related parties relates to the acquisition of common stock of the Company by two officers of the Company during 1996 and 1997. The notes are with recourse and payable with interest upon maturity. All notes issued during 1997 have been for common stock issued pursuant to the Company's 1997 Restricted Stock Plan.

NOTE 5 - IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" which changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and requiring the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The Company is required to adopt this standard in its December 31, 1997 financial statements. Had the new standard been in effect on June 30, 1997 the Company would have experienced no material impact from adoption.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company is required to adopt this standard in 1998 and believes the principle component of comprehensive income will be foreign currency translation.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public enterprises report information about operating segments, geographic areas, products and major customers. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Biomatrix, Inc., together with its subsidiaries (the "Company"), is principally engaged in the research, development and commercial application of proprietary viscoelastic biological polymers, called hylans, for use in therapeutic medical applications and skin care. For approximately the past three years, a significant source of revenue for the Company has been from certain up-front payments relating to corporate license and distribution agreements. The Company expects milestone payments from existing agreements and other one-time payments from partners to continue to be an important source of revenues.

         The Company's business is subject to significant risks. Forward-looking comments included herein are subject to and should be read in conjunction with the "Risk Factors" section of the Company's 1996 Annual Report on Form 10-K, including the risks and uncertainties associated with the regulatory approval process, with obtaining and enforcing patents important to the Company's business and other risks detailed in the Company's reports filed under the Securities Exchange Act. As a significant amount of Biomatrix' future revenues may be based on payments from corporate distribution agreements, the Company's total revenues and income or losses are expected to fluctuate from quarter-to-quarter. Some of these fluctuations may be significant and, as a result, quarter-to-quarter comparisons may not be meaningful. As of June 30, 1997, the Company's accumulated deficit was $31,817,826.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

          REVENUES. Total revenues for the three months ended June 30, 1997 were $4,977,582, a decrease of $3,565,158 from the same period in 1996.
Product sales for the three months ended June 30, 1997 were $1,841,094, representing an increase of $776,516, or 72.9%, over the same period in 1996. This increase was primarily attributable to new sales of Synvisc in France and new sales of Hylaform in Europe. Also contributing to the increase was an increase in skin care product sales of $177,013, or 43%, resulting from the timing of shipments and increased demand. Revenues from licenses, royalties, and research contracts were $3,136,488 in the second quarter of 1997, which was primarily attributable to a non-refundable license fee payment of $3 million from Bayer AG. The decrease in revenues from licenses, royalties, and research contracts of $4,341,674 from the same period of 1996 was attributable to the receipt in the prior year of a non-refundable $5 million payment from Collagen for the marketing rights to Hylaform and the receipt of a payment allowing the Company to reacquire the marketing rights for Synvisc in certain countries.

          COST AND EXPENSES. Total cost and expenses for the second quarter of 1997 were $3,913,070, an increase of $378,288, or 10.7%, from the same period in 1996. Cost of sales for the second quarter of 1997 and 1996 were $604,091 and $641,513, respectively, which represented 32.8% and 60.3% of sales for the second quarter of 1997 and 1996, respectively. The decrease in the percentage of cost of sales to sales was primarily a result of increased production volumes and better utilization of capacities. Research and development expenses in the second quarter were $1,425,659, representing an increase of $58,227, or 4.3%, from the same period of 1996. Selling, general and administrative expenses for the second quarter of 1997 were $1,883,320, representing an increase of $357,483, or 23.4%, over the second quarter of 1996. The increase in selling, general and administrative was primarily attributable to costs associated with the negotiation of corporate distribution and joint venture agreements and higher personnel and consulting expenses associated with the establishment of European operations and the expansion of operations in Canada and the United States.

         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $28,376 for the second quarter of 1997, a decrease of $9,544 from the same period of 1996. Interest and miscellaneous income was $243,016 for the second quarter of 1997, an increase of $8,938 from the same period in 1996.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996

         REVENUES. Total revenues for the six months ended June 30, 1997 and 1996 were $11,020,382 and $10,281,587, respectively, which represented an increase of $738,795 in the 1997 period. Product sales were $3,743,050 in the first half of 1997, representing an increase of $1,581,572 or 73.2%, over the same period in 1996. This increase was due primarily to increased sales of Synvisc in Sweden, new sales of Synvisc in France, and new sales of Hylaform in Europe. Product sales accounted for 34% and 21% of total revenues for the six months ended June 30, 1997 and 1996, respectively. Revenues from research contracts, licenses and royalties were $7,277,332 and $8,120,109 for the six months ended June 30, 1997 and 1996, respectively, and accounted for 66% and 79% of total revenues in the six months ended June 30, 1997 and 1996, respectively.

         COST AND EXPENSES.    Total cost and expenses were $7,583,948 for the
six months ended June 30, 1997, which represented an increase of $962,600, or 14.5%, from the corresponding period of 1996. Cost of sales was $1,477,827 for the six months ended June 30, 1997, representing an increase of $122,466 over the same period of 1996, due to the higher sales volume. Cost of sales as a percentage of sales was 39.5% in the six months ended June 30, 1997 versus 62.7% for the same period of 1996. Research and development expenses were $2,805,545 in the first half of 1997, representing an increase of $180,694, or 6.9%, due primarily to increased clinical research activities. Selling, general and administrative expenses were $3,300,576 in the first half of 1997, representing an increase of $659,440, or 25%. The increase was due primarily to costs associated with the negotiation of corporate distribution and joint venture agreements and higher personnel and consulting expenses associated with the establishment of European operations and the expansion of operations in Canada and the United States.

         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $55,407 for the first half of 1997, which represented a decrease of $10,968 from the same period of 1996. Interest and miscellaneous income was $426,495 for the six months ended June 30, 1997 as compared to $361,449 for the same period of 1996. The increase in interest and miscellaneous income was due primarily to greater interest income resulting from higher average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $14,072,948 and held-to-maturity investments, invested in U.S. government securities, of $3,601,094 at June 30, 1997. Overall, the Company's cash and held-to-maturity investment position increased by $4,035,920 in the six months ended June 30, 1997. The Company invests its excess cash in U.S. government securities. Any security purchased with a maturity of three months or less is classified as cash and cash equivalents.

         The Company's operations over the past several years have been financed primarily from the private placement of equity securities and up-front non-refundable license fee payments from corporate partners. Over the past three years, the Company has received funding of $7,717,775 from the private placement of equity securities and $26,533,000 from license fee payments.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         For the six months ended June 30, 1997 the Company had positive cash flows from operations of $3,753,176 which primarily resulted from non-recurring fees received during the six months of $7,000,000. During the six month period, the Company invested $2,120,430 in property, plant, and equipment, primarily associated with increasing the production capacity of its Canadian manufacturing facility and the capitalization of costs related to a lease which the Company entered into for a 93,000 square foot building in New Jersey in which the Company intends to locate its U.S. manufacturing operation. The lease term is approximately ten years with annual lease payments increasing from $350,000 to $500,000 over the term of the lease. Within the first three years of the lease, the Company has an option to acquire this building at a price of approximately $4,500,000. Should the Company not exercise its option within this three-year period, the landlord has the right to require the Company to purchase this building for approximately the same price. The Company plans to continue to modify this building to accommodate manufacturing capability for the U.S. and foreign markets. The Company also plans to relocate its executive and administrative offices and research and development laboratories to this building upon the expiration in 1999 of the Company's lease on its current headquarters in New Jersey. Additionally, the Company received $543,334 from the exercise of Company stock options and $1,890,000 from the sale of common stock during the six months ended June 30, 1997.

         In February 1997, the Company entered into a marketing and distribution agreement with Wyeth-Ayerst Laboratories to sell Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. As part of this agreement, the Company received a non-refundable up-front license fee payment of $4,000,000 and could receive up to a total of $19,000,000 related to the launch of Synvisc in Europe, U.S. FDA approval and the launch of Synvisc in the United States, plus additional payments for other milestones.

         In April 1997, the Company entered into a marketing and distribution agreement with Bayer AG to sell Synvisc in Australia, New Zealand, Taiwan, Singapore, Indonesia, Thailand, Malaysia and Israel. In return, the Company received an up front non-refundable license fee payment of $3,000,000, and could receive an additional milestone payment of $2,000,000.

         The planned increase in manufacturing capacity and commercialization of medical products will continue to increase costs and expenses during the remainder of 1997. The Company's capital spending associated with developing its additional capacity is expected to approximate $9,300,000 during the remainder of 1997. The Company plans to seek lease financing which, if obtained, could fund a portion of these capital costs. The Company will continue to incur higher expenses during 1997 associated with developing its internal infrastructure to support the administration of its sales force for its distribution agreements with Boehringer Ingelheim France, S.A., Wyeth, and Bayer, as well as the establishment of a sales and marketing function for the Company's direct sales in certain European and Asian countries. The Company believes that its capital needs and higher operating expenses will be supported by its current working capital position, potential milestone payments from existing corporate partners, and other one-time payments from partners.

         During the second quarter of 1997, the Company committed to repurchase 86,666 shares of common stock from one of its partners, Recordati International Holdings, S.A. ("Recordati"), as was the Company's right under a Stock Purchase Agreement entered into with Recordati in 1995. Also during the second quarter, the Company sold 105,000 shares of common stock at fair market value to certain officers of the Company under the 1997 Restricted Stock Purchase Plan. The sale of these shares to the officers at fair market value were settled in cash by the close of the second quarter and generated $1,890,000 of proceeds to the Company. The Company repurchased 43,333 of the shares from Recordati during July, which required approximately $929,000 of funds. The repurchased shares will be treated as treasury stock. The Company still has the right to repurchase the remaining 43,333 shares during the next six months upon notice of sale from Recordati.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" which changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and requiring the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The Company is required to adopt this standard in its December 31, 1997 financial statements. Had the new standard been in effect on June 30, 1997 the Company would have experienced no material impact from adoption.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company is required to adopt this standard in 1998 and believes the principle component of comprehensive income will be foreign currency translation.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public enterprises report information about operating segments, geographic areas, products and major customers. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

                        BIOMATRIX, INC. AND SUBSIDIARIES


ITEM 1.  LEGAL PROCEEDINGS

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform resulted from his consultancy. Jarcho seeks compensatory damages of $300,000 plus a royalty on the Company's net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, the Company opposed that request, and the request was denied. On June 16, 1997 Jarcho filed suit in New Jersey state court. The Company intends to defend this matter vigorously. However, the ultimate outcome of this litigation is unknown at the present time, and accordingly, it could have a material adverse impact on the Company's financial position, results of operations and cash flows. The Company has not made any provision on the accompanying consolidated financial statements for any liability that might result.


ITEM 2.  CHANGES IN SECURITIES

         On May 29, 1997, the shareholders approved the Company's 1997 Restricted Stock Purchase Plan (the "Plan"). Pursuant to the Plan, the Company sold 6,000 shares of common stock to each of Dr. Janet L. Denlinger and Mr. Rory B. Riggs, at a purchase price of $15.875 per share (such price being the closing price on May 28, 1997). Dr. Denlinger and Mr. Riggs each purchased the shares described above with a full recourse, ten-year, secured promissory note that accrues interest at the rate of 7.18% per year. Such shares are pledged to the Company as collateral for the notes and are subject to repurchase by the Company according to agreements between the Company and each of Dr. Denlinger and Mr. Riggs, as applicable.

         On the same date, the Board of Directors approved Dr. Denlinger and Mr. Riggs each foregoing a previous option grant of 5,000 shares at a price of $11.25 per share in exchange for the purchase of 5,000 shares under the Plan. Dr. Denlinger and Mr. Riggs each purchased the shares with an interest bearing, full recourse, ten-year, secured promissory note equal to the underlying option price per share. Both officers recognized a gain on this conversion based on the fair market value of $15.875 per share as of May 28,
1997.   Such shares are pledged to the Company as collateral for the notes and are subject to repurchase by the Company according to agreements between the Company and each of Dr. Denlinger and Mr. Riggs, as applicable.

         These shares were issued pursuant to the shareholder approved Plan, however, because the Plan was not yet filed with the Securities and Exchange Commission the shares were sold in private offerings, which the Company believes qualify as transactions by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

                        BIOMATRIX, INC. AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 29, 1997, at the Company's Annual Meeting of Shareholders, the Company's shareholders met to consider and vote upon the following five proposals:

   (1) A proposal to elect three Class 3 directors to hold office for a three-year term and until their respective successors have been duly qualified and elected.

   (2) A proposal to ratify an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 60,000,000 shares.

   (3) A proposal to ratify the amendment to the Company's 1994 Stock Option Plan increasing the number of shares authorized for issuance under the Plan from 2,000,000 to 2,500,000 shares.

   (4) A proposal to ratify the adoption by the Board of Directors of the Company's 1997 Restricted Stock Plan.

   (5) A proposal to ratify the appointment of Coopers & Lybrand L.L.P. as the independent public accountants for the Company for the fiscal year ending December 31, 1997.

    Results with respect to the voting on each of the above proposals were as follows:

         Proposal 1:  H. Stuart Campbell    For - 8,198,761  Withhold Authority - 404,800
                                            ---   ---------  ------------------   -------

                      Rory B. Riggs         For - 8,198,661  Withhold Authority - 404,900
                                            ---   ---------  ------------------   -------

                      Justin P. Morreale    For - 8,198,761  Withhold Authority - 404,800
                                            ---   ---------  ------------------   -------


         Proposal 2:       7,817,240            Votes For
                           ---------
                             778,211            Votes Against
                           ---------
                               8,110            Abstentions
                           ---------
                                   0            Broker Non-Votes
                           ---------


         Proposal 3:       5,458,058            Votes For
                           ---------
                             802,669            Votes Against
                           ---------
                              20,620            Abstentions
                           ---------
                           2,322,214            Broker Non-Votes
                           ---------


         Proposal 4:       5,690,242            Votes For
                           ---------
                             571,545            Votes Against
                           ---------
                              18,560            Abstentions
                           ---------
                           2,323,214            Broker Non-Votes
                           ---------


         Proposal 5:       8,587,211            Votes For
                           ---------
                              11,800            Votes Against
                           ---------
                               4,500            Abstentions
                           ---------
                                   0            Broker Non-Votes
                                   -

                        BIOMATRIX, INC. AND SUBSIDIARIES


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

         10.1 Form of Restricted Stock Purchase Agreement under the Company's 1997 Restricted Stock Plan.

         10.2 Form of Secured Promissory Note under the Company's 1997 Restricted Stock Plan.

         10.3 Form of Stock Pledge Agreement under the Company's 1997 Restricted Stock Plan.

         11               Computation of Earnings Per Share

         27.1             Financial Data Schedule

B.   REPORTS ON FORM 8-K

         None

                        BIOMATRIX, INC. AND SUBSIDIARIES




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:   August 7, 1997                BIOMATRIX, INC.



                                      By: /s/Endre A. Balazs
                                          --------------------------------
                                          Endre A. Balazs
                                          Chief Executive Officer and
                                          Chief Scientific Officer




                                      By: /s/Rory B. Riggs
                                          --------------------------------
                                          Rory B. Riggs
                                          President and Chief Financial Officer