Form 10-Q
period 1997-09-30
BIOMATRIX INC
filed 1997-11-05
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997             Commission File Number 0-19373

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

                                  (201)945-9550
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 (1)      Yes [ X ]         No [   ]

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                  Class                              September 30, 1997
                  -----                              ------------------
    Common stock, $ 0.0001 par value                      10,947,753

                                 BIOMATRIX, INC.

                                TABLE OF CONTENTS


                                                                                        PAGE NO.
                                                                                        --------
PART I.           FINANCIAL INFORMATION

                  ITEM 1 - Unaudited Consolidated Financial Statements

                  Consolidated Balance Sheets as of
                  September 30, 1997 and December 31, 1996                                     3

                  Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 1997 and 1996                            4

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1997 and 1996                                5

                  Notes to Consolidated Financial Statements                                 6-7

                  ITEM 2

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       8-11

PART II.          OTHER INFORMATION

                  ITEM 2

                  Changes in Securities                                                       12

                  ITEM 6

                  Exhibits and Reports on Form 8-K                                            12


                  Signatures                                                                  13

                        BIOMATRIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                        September 30,      December 31,
                                                                            1997              1996
                                                                        ------------       ------------
     ASSETS
Current assets:
   Cash and cash equivalents                                            $ 21,296,372       $  3,034,764
   Held-to-maturity investments                                            1,400,375         10,603,358
   Accounts receivable, less allowance for doubtful accounts
     of $25,500 in 1997 and 1996                                           1,304,278          1,230,456
   Inventory, at lower of cost or market                                   2,827,096            727,083
   Prepaid expenses and other current assets                               1,620,737            730,302
                                                                        ------------       ------------

          Total current assets                                            28,448,858         16,325,963
Property, plant and equipment, net                                        13,804,633          9,506,005
Other assets                                                                 277,019            162,059
                                                                        ------------       ------------
          Total assets                                                  $ 42,530,510       $ 25,994,027
                                                                        ============       ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable and capital lease obligations       $    153,279       $    167,408
   Accounts payable                                                          682,829            724,743
   Accrued expenses                                                        2,886,947          1,599,419
                                                                        ------------       ------------

           Total current liabilities                                       3,723,055          2,491,570
Notes payable and capital lease obligations
  less current maturities                                                  5,696,943          5,798,522
                                                                        ------------       ------------
           Total liabilities                                               9,419,998          8,290,092
                                                                        ------------       ------------
Commitments and contingent liabilities
Shareholders' equity:
   Common stock, $.0001 par value: 60,000,000 shares authorized;
     10,993,900 and 10,587,615 issued and 10,947,753 and
     10,584,801 outstanding in 1997 and 1996, respectively                     1,100              1,059
   Preferred stock, 3,000 shares authorized; none issued                           -                  -
   Notes receivable - related parties                                     (2,868,538)        (2,450,000)
   Additional paid-in capital                                             59,840,676         56,682,755
   Accumulated deficit                                                   (21,975,259)       (35,564,348)
   Equity adjustment from foreign currency translation                      (946,556)          (953,571)
   Treasury stock, 46,147 and 2,814 shares of common stock at cost
     at September 30, 1997 and December 31, 1996, respectively              (940,911)           (11,960)
                                                                        ------------       ------------

           Total shareholders' equity                                     33,110,512         17,703,935
                                                                        ------------       ------------
          Total liabilities and shareholders' equity                    $ 42,530,510       $ 25,994,027
                                                                        ============       ============


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                               Three Months Ended                     Nine Months Ended
                                                  September 30,                          September 30,
                                        -------------------------------       -------------------------------
                                            1997              1996               1997                1996
                                        ------------       ------------       ------------       ------------
Revenues:
Net sales                               $  1,754,041       $  1,120,114       $  5,504,366       $  3,281,592
Income from licenses, royalties,
  and research contracts                  12,113,256          1,345,225         19,390,588          9,465,334
                                        ------------       ------------       ------------       ------------
         Total revenues                   13,867,297          2,465,339         24,894,954         12,746,926
                                        ------------       ------------       ------------       ------------

Cost and expenses:
Cost of sales                                558,126            535,212          1,987,949          1,890,573
Research and development expenses          1,531,796          1,623,653          4,337,901          4,526,306
Selling, general and
      administrative expenses              1,968,748          1,045,849          5,269,967          3,409,183
                                        ------------       ------------       ------------       ------------
         Total costs and expenses          4,058,670          3,204,714         11,595,817          9,826,062
                                        ------------       ------------       ------------       ------------

Income (loss)  from operations             9,808,627           (739,375)        13,299,137          2,920,864
Interest expense                             (17,893)           (24,719)           (73,254)           (91,094)
Interest and miscellaneous income            257,604            189,608            684,206            551,057
                                        ------------       ------------       ------------       ------------
Income (loss) before taxes                10,048,338           (574,486)        13,910,089          3,380,827
                                        ------------       ------------       ------------       ------------

Provision for income taxes                   260,000                  -            321,000                  -
                                        ------------       ------------       ------------       ------------
Net income (loss)                       $  9,788,338       $   (574,486)      $ 13,589,089       $  3,380,827
                                        ============       ============       ============       ============

Net income (loss) per common and
     common equivalent share            $       0.85       $      (0.05)      $       1.21       $       0.33
                                        ============       ============       ============       ============

Weighted average common and common
     equivalent shares outstanding        11,461,406         10,467,930         11,212,686         10,336,078
                                        ============       ============       ============       ============


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                            -------------------------------
                                                                                1997              1996
                                                                            ------------       ------------
Cash flows from operating activities:
         Net income                                                         $ 13,589,089       $  3,380,827
         Adjustments to reconcile net income to net cash
              provided by operating activities:
              Depreciation and amortization                                      480,024            404,128
              Stock option compensation                                           56,388             27,364
         Change in assets and liabilities:
              Accounts receivable                                                (76,155)           179,903
              Inventory                                                       (2,111,378)            54,744
              Prepaid expenses and other current assets                         (921,135)          (288,527)
              Other assets                                                      (150,155)              (359)
              Accounts payable and accrued expenses                            1,465,037            324,645
                                                                            ------------       ------------

                  Net cash provided by operating activities                   12,331,715          4,082,725
                                                                            ------------       ------------

Cash flows from investing activities:
         Maturity of held-to-maturity securities                               9,202,983          6,820,349
         Purchases of held-to-maturity securities                                      -        (16,446,721)
         Capital expenditures                                                 (4,795,278)          (502,177)
                                                                            ------------       ------------

                  Net cash provided by (used for) investing activities         4,407,705        (10,128,549)
                                                                            ------------       ------------

Cash flows from financing activities:
         Payments of notes payable and capital lease obligations                (115,483)          (184,788)
         Sale of common stock to related parties                               1,890,000                  -
         Purchase of treasury stock                                             (928,951)                 -
         Stock options exercised                                                 705,850            721,565
                                                                            ------------       ------------

                  Net cash provided by financing activities                    1,551,416            536,777
                                                                            ------------       ------------

              Effect of exchange rate changes on cash                            (29,228)            (5,374)
                                                                            ------------       ------------

     Net increase (decrease) in cash and cash equivalents                     18,261,608         (5,514,421)
     Cash and cash equivalents at beginning of period                          3,034,764          8,888,869
                                                                            ------------       ------------
     Cash and cash equivalents at end of period                             $ 21,296,372       $  3,374,448
                                                                            ============       ============

     Supplemental cash flow data:
              Interest paid, net of capitalized interest                    $     73,254       $     91,094
              Taxes paid                                                    $    140,000                  -

     Non-cash financing activities:
              Sale of common stock financed with notes receivable           $    398,250       $  2,450,000


                     The accompanying notes are an integral
                  part of the consolidated financial statements

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements at September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1996, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - CONTINGENCIES

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER reviewed hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify each PRPs volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Additionally, the Company paid $15,000 during the first quarter of 1997; therefore, the reserve at September 30, 1997 represented $685,610. The steering committee for the PRPs has prepared a buy-out proposal pursuant to a consent order with the DER. This buy-out proposal identifies each PRP's assigned portion of assumed total clean-up costs. When the final remedy is selected by the DER, the Company plans to settle out of the matter pursuant to the buyout proposal. The Company will monitor this situation and make any necessary adjustments to the reserve once additional information is available with regard to the DER's acceptance of the steering committee's proposal.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 3 - INVENTORIES

         Inventories at September 30, 1997 and December 31, 1996 consisted of:

                             September 30,   December 31,
                                 1997           1996
                              ----------      --------
         Finished Goods       $  343,473      $148,925
         Work-in-Process       1,112,861       300,704
         Raw Materials         1,370,762       277,454
                              ----------      --------
                              $2,827,096      $727,083
                              ==========      ========


NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

         The notes receivable - related parties relates to the acquisition of common stock of the Company by several officers of the Company during 1996 and 1997. The notes are with recourse and payable with interest upon maturity. All notes issued during 1997 have been for common stock issued pursuant to the Company's 1997 Restricted Stock Plan.

NOTE 5 - IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" which changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and requiring the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The Company is required to adopt this standard in its December 31, 1997 financial statements. Had the new standard been in effect on September 30, 1997 the Company would have experienced no material impact from adoption.

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

         The Company's business is subject to significant risks. Forward-looking comments included herein are subject to and should be read in conjunction with the "Risk Factors" section of the Company's 1996 Annual Report on Form 10-K, including the risks and uncertainties associated with the regulatory approval process, with obtaining and enforcing patents important to the Company's business, competition, dependence upon marketing partners, and other risks detailed in the Company's reports filed under the Securities Exchange Act. As a significant amount of Biomatrix' future revenues may be based on payments from corporate distribution agreements, the Company's total revenues and income or losses are expected to fluctuate from quarter-to-quarter. Some of these fluctuations may be significant and, as a result, quarter-to-quarter comparisons may not be meaningful. As of September 30, 1997, the Company's accumulated deficit was $21,975,259.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

           REVENUES. Total revenues for the three months ended September 30, 1997 were $13,867,297, an increase of $11,401,958 from the same period in 1996. Product sales for the three months ended September 30, 1997 were $1,754,041, representing an increase of $633,927 or 57%, over the same period in 1996. This increase was primarily attributable to new sales of Synvisc to the Company's partners in Germany and France, new sales of Hylaform to the Company's partner in Europe, and an increase in skin care product sales. Revenues from licenses, royalties, and research contracts were $12,113,256 in the third quarter of 1997, which was primarily attributable to a non-refundable license fee payment of $12 million from Wyeth-Ayerst Laboratories which was received as a result of the Company's receipt of Food and Drug Administration (FDA) approval to market Synvisc in the United States.

           COST AND EXPENSES. Total cost and expenses for the third quarter of 1997 were $4,058,670, an increase of $853,956, or 27%, from the same period in 1996. Cost of sales for the third quarter of 1997 and 1996 were $558,126 and $535,212, respectively, which represented 32% and 48% of sales, respectively. The decrease in the percentage of cost of sales to sales was primarily a result of increased production volumes and better utilization of capacities. Research and development expenses in the third quarter were $1,531,796, representing a decrease of $91,857, or 6%, from the same period of 1996. Selling, general and administrative expenses for the third quarter of 1997 were $1,968,748, representing an increase of $922,899, or 88%, over the third quarter of 1996. The increase in selling, general and administrative was primarily attributable to costs associated with a greater number of personnel and expenses associated with preparing for the launch of Synvisc in the United Sates, the establishment of European operations, and the expansion of operations in Canada and the United States.

         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $17,893 for the third quarter of 1997, a decrease of $6,286 from the same period of 1996. Interest and miscellaneous income was $257,604 for the third quarter of 1997, an increase of $67,996 from the same period in 1996. The increase in interest and miscellaneous income was due primarily to greater interest income resulting from higher average cash and investment balances.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997, AND 1996

         REVENUES. Total revenues for the nine months ended September 30, 1997 and 1996 were $24,894,954 and $12,746,926, respectively, which represented an increase of $12,148,028 in the 1997 period. Product sales were $5,504,366 in the first nine months of 1997, representing an increase of $2,222,774 or 68%, over the same period in 1996. This increase was due primarily to new sales of Synvisc to the Company's partners in Germany and France, new sales of Hylaform to the Company's partner in Europe, and increased sales of skin care products. Product sales accounted for 22% and 26% of total revenues for the nine months ended September 30, 1997 and 1996, respectively. Revenues from research contracts, licenses and royalties were $19,390,588 and $9,465,334 for the nine months ended September 30, 1997 and 1996, respectively, and accounted for 78% and 74% of total revenues in the nine months ended September 30, 1997 and 1996, respectively.

         COST AND EXPENSES. Total cost and expenses were $11,595,817 for the nine months ended September 30, 1997, which represented an increase of $1,769,755, or 18%, from the corresponding period of 1996. Cost of sales was $1,987,949 for the nine months ended September 30, 1997, representing an increase of $97,376 over the same period in 1996. Cost of sales as a percentage of sales was 36% in the nine months ended September 30, 1997 versus 58% for the same period of 1996. The reduction in the cost of sales as a percentage of sales is due to savings resulting from capacity utilization and production efficiencies. Research and development expenses were $4,337,901 in the first three quarters of 1997, representing a decrease of $188,405 or 4%. Selling, general and administrative expenses were $5,269,967 in the first nine months of 1997, representing an increase of $1,860,784, or 55%, over the same period in 1996. The increase was due primarily to costs associated with the negotiation of corporate distribution and joint venture agreements, higher personnel and consulting expenses associated with preparing for the launch of Synvisc in the United States, the establishment of European operations, and the expansion of operations in Canada and the United States.

         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $73,254 for the first nine months of 1997, which represented a decrease of $17,840 from the same period of 1996. Interest and miscellaneous income was $684,206 for the nine months ended September 30, 1997 as compared to $551,057 for the same period of 1996. The increase in interest and miscellaneous income was due primarily to greater interest income resulting from higher average cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $21,296,372 and held-to-maturity investments, invested in U.S. government securities, of $1,400,375 at September 30, 1997. Overall, the Company's cash and held-to-maturity investment position increased by $9,058,625 in the nine months ended September 30, 1997. The Company invests its excess cash in U.S. government securities. Any security purchased with a maturity of three months or less is classified as cash and cash equivalents.

         The Company's operations over the past several years have been financed primarily from the private placement of equity securities and up-front non-refundable license fee payments from corporate partners. Over the past three years, the Company has received funding of $7,717,775 from the private placement of equity securities and $38,533,000 from license fee payments.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         For the nine months ended September 30, 1997 the Company had positive cash flows from operations of $12,331,715 which primarily resulted from non-recurring fees received during the nine months of $19,000,000, offset by expenditures made to increase inventory levels and fund operations. During the nine month period, the Company invested $4,795,278 in property, plant, and equipment, primarily associated with increasing the production capacity of its Canadian manufacturing facility and the capitalization of costs related to a lease which the Company entered into for a 93,000 square foot building in New Jersey in which the Company intends to locate its U.S. manufacturing operation. The lease term is approximately ten years with annual lease payments increasing from $350,000 to $500,000 over the term of the lease. Within the first three years of the lease, the Company has an option to acquire this building at a price of approximately $4,500,000. Should the Company not exercise its option within this three-year period, the landlord has the right to require the Company to purchase this building for approximately the same price. The Company plans to continue to modify this building to accommodate manufacturing capability for the U.S. and foreign markets. The Company also plans to relocate its executive and administrative offices and research and development laboratories to this building upon the expiration in 1999 of the Company's lease on its current headquarters in New Jersey. Additionally, the Company received $705,850 from the exercise of Company stock options and $1,890,000 from the sale of common stock during the nine months ended September 30, 1997.

         In February 1997, the Company entered into a marketing and distribution agreement with Wyeth-Ayerst Laboratories ("Wyeth") to sell Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. As part of this agreement, the Company received a non-refundable upfront license fee payment of $4,000,000. During the third quarter, the Company also received $12,000,000 related to the Food and Drug Administration's approval of Synvisc in the United States. In addition, during the fourth quarter the Company has received $1,000,000 related to the launch of Synvisc in Germany. The Company is scheduled to receive an additional $6,000,000 milestone payment during the fourth quarter of 1998 related to the first anniversary of the launch of Synvisc in the United States. The Company could receive additional milestone payments related to achieving certain sales levels.

         In April 1997, the Company entered into a marketing and distribution agreement with Bayer AG ("Bayer") to sell Synvisc in Australia, New Zealand, Taiwan, Singapore, Indonesia, Thailand, Malaysia and Israel. In return, the Company received an up front non-refundable license fee payment of $3,000,000, and could receive an additional milestone payment of $2,000,000.

         The planned increase in manufacturing capacity and commercialization of medical products will continue to increase costs and expenses during the remainder of 1997. The Company's capital spending associated with developing its additional capacity is expected to approximate $5,000,000 during the remainder of 1997. The Company plans to seek lease financing which, if obtained, could fund a portion of these capital costs. The Company will continue to incur higher expenses during 1997 associated with developing its internal infrastructure to support the administration of its sales force for its distribution agreements with Boehringer Ingelheim France, S.A., Wyeth, and Bayer, as well as the establishment of a sales and marketing function for the Company's direct sales in certain European and Asian countries. The Company believes that its capital needs and higher operating expenses will be supported by its current working capital position, potential milestone payments from existing corporate partners, and other one-time payments from partners.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         During the second quarter of 1997, the Company committed to repurchase 86,666 shares of common stock from one of its partners, Recordati International Holdings, S.A. ("Recordati"), as was the Company's right under a Stock Purchase Agreement entered into with Recordati in 1995. Also during the second quarter, the Company sold 105,000 shares of common stock at fair market value to certain officers of the Company under the 1997 Restricted Stock Purchase Plan. The sale of these shares to the officers at fair market value were settled in cash by the close of the second quarter and generated $1,890,000 of proceeds to the Company. The Company repurchased 43,333 of the shares from Recordati during the third quarter, which required approximately $929,000 of funds. The repurchased shares are included as treasury stock on the balance sheet. The Company still has the right to repurchase 33,333 shares during the next three months upon notice of sale from Recordati.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" which changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS and requiring the dual presentation of basic and diluted EPS on the face of the consolidated statements of operations. The Company is required to adopt this standard in its December 31, 1997 financial statements. Had the new standard been in effect on September 30, 1997 the Company would have experienced no material impact from adoption.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES


ITEM 2.  CHANGES IN SECURITIES

         On May 29, 1997, the shareholders approved the Company's 1997 Restricted Stock Purchase Plan (the "Plan"). Pursuant to the Plan, the Company sold 6,000 shares of common stock to each of Dr. Janet L. Denlinger, Mr. Rory B. Riggs, and Mr. Justin P. Morreale, at a purchase price of $15.875 per share (such price being the closing price on May 28, 1997). Dr. Denlinger, Mr. Riggs, and Mr. Morreale each purchased the shares described above with a full recourse, ten-year, secured promissory note that accrues interest at the rate of 7.18% per year. Such shares are pledged to the Company as collateral for the notes. Such shares are subject to repurchase by the Company according to agreements between the Company and each of Dr. Denlinger and Mr. Riggs, as applicable.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

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



DATE:   October 31, 1997           BIOMATRIX, INC.



                                   By: /s/Endre A. Balazs
                                      -------------------------------
                                      Endre A. Balazs
                                      Chief Executive Officer and
                                      Chief Scientific Officer




                                   By: /s/Rory B. Riggs
                                      -------------------------------
                                      Rory B. Riggs
                                      President and Chief Financial Officer