Form 10-K
period 1997-12-31
BIOMATRIX INC
filed 1998-03-30
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997       COMMISSION FILE NUMBER 0-19373

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

      Name of exchange on which registered shares are traded: Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X        No
                               -----        -------

         Indicate by check mark if disclosure of delinquent filers pursuant to Item-405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1998, was approximately $216,113,196, based upon the last reported sales price of the registrant's Common Stock on the Nasdaq National Market.

         At March 2, 1998 there were 11,010,338 shares of the registrant's Common Stock outstanding.
                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 29, 1998, are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the
Exhibit Index.

                                 BIOMATRIX, INC.

                         1997 ANNUAL REPORT - FORM 10-K

                                TABLE OF CONTENTS

Item No.                                                                                                    Page
Part I
      1.   Business..........................................................................................1
             Overview........................................................................................1
             Therapeutics....................................................................................2
             Therapeutics In Development.....................................................................4
             Skin Care Products..............................................................................4
             Distribution Agreements.........................................................................5
             Government Loan.................................................................................7
             Manufacturing...................................................................................7
             Human Resources.................................................................................7
             Research and Development Expenditures...........................................................7
             Sales by Geographic Area and Significant Customer Data..........................................7
             Risk Factors....................................................................................8
      2.   Properties.......................................................................................10
      3.   Legal Proceedings................................................................................10
      4.   Submission of Matters to a Vote of Security Holders..............................................11
           Executive Officers...............................................................................11
Part II
      5.   Market for the Registrant's Common Equity and Related Shareholder Matters........................12
      6.   Selected Financial Data..........................................................................13
      7.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations.......................................................................................14
      8.   Financial Statements and Supplementary Data......................................................17
      9.   Changes In and Disagreements with Accountants on Accounting and Financial
           Disclosure.......................................................................................17
Part III
      10.  Directors and Executive Officers of the Registrant...............................................17
      11.  Executive Compensation...........................................................................17
      12.  Security Ownership of Certain Beneficial Owners and Management...................................17
      13.  Certain Relationships and Related Transactions...................................................17
Part IV
      14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................18

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Biomatrix, Inc., together with its subsidiaries Biomatrix Medical Canada Inc. ("BMC"), Biomatrix Svenska AB ("Biomatrix Svenska"), Biomatrix U.K. Limited ("Biomatrix UK"), Biomatrix Hong Kong Limited ("Biomatrix Hong Kong"), Biomatrix France SARL ("Biomatrix France"), and Biomatrix Switzerland GmbH ("Biomatrix Switzerland") (together, "Biomatrix" or the "Company") develops, manufactures, markets and sells a series of proprietary viscoelastic products made of biological polymers called hylans for use in therapeutic medical applications and skin care. Hylans are chemically modified forms of the naturally occurring hyaluronan (also known as hyaluronic acid or sodium hyaluronate). Hylans are the second generation of viscoelastics used in medicine, and are characterized by significantly enhanced physical (rheological) properties (elasticity, viscosity and pseudoplasticity) as compared to naturally occurring hyaluronan, from which the first generation viscoelastics are made. The discovery of hylans has allowed the Company to develop a range of patented products with superior viscoelastic properties in the forms of fluids, gels and solids.

         The Company was founded in 1981. In 1983, the Company established its research and development department, laboratory facilities and a pilot manufacturing plant at its corporate headquarters in Ridgefield, New Jersey. During the period from 1987 through 1995, the Company also conducted research and development work in Europe through its wholly owned subsidiary Biomatrix Svenska in Uppsala, Sweden. BMC was established in 1991 to manufacture medical products and to market certain medical products in Canada. In 1997, Biomatrix UK, Biomatrix Switzerland and Biomatrix Hong Kong were established to market and sell certain medical products in the United Kingdom, Switzerland, and Hong Kong, respectively. Biomatrix France was also established in 1997 to assist in marketing certain products in France.

         The Company believes that it is distinguished from other companies in the field by its association with Dr. Endre A. Balazs, a co-founder and current Chief Executive Officer and Chief Scientific Officer of the Company, who has authored numerous publications on the medical applications of hyaluronan based viscoelastic products. Prior to the organization of the Company, Dr. Balazs invented the use of hyaluronan in medicine and developed the first generation hyaluronan based viscoelastics used in medicine worldwide. These products were based on a highly purified fraction of the unmodified, naturally occurring hyaluronan. In 1993, the Company obtained the rights from Dr. Balazs to use his first generation technology for medical applications, except for ophthalmic viscosurgery.

         Under Dr. Balazs' leadership, the Company's scientists began to develop a new class of biopolymers, called hylans. These polysaccharide molecules are derived by chemical modification of hyaluronan. The Company's hylan products are highly biocompatible like the naturally occurring hyaluronan, which allows them to be used in the body without causing allergic or foreign body reactions. The Company believes that products made of hylans are superior to the products made of first generation hyaluronan due to the enhanced rheological properties and the prolonged residence time in tissues.

         Using its patented technology, the Company has developed clear elastoviscous fluids, transparent viscoelastic semi-solid gels, solid particles, sheaths, tubes and other useful configurations. This broad spectrum of proprietary products is manufactured through several patented chemical modifications and cross-linking processes.

         The Company's business is to develop, manufacture, market and sell viscoelastics used as medical therapeutic devices. The use of viscoelastics in medicine during the past decades has created several new medical therapeutic modalities including:

         - Viscosurgery, the use of elastoviscous fluids to facilitate surgical procedures in ophthalmology, orthopedics and neurosurgery. The viscoelastic acts as a surgical tool or implant to protect, manipulate and separate delicate tissues.

         - Viscosupplementation, the use of elastoviscous solutions and viscoelastic gels in disease conditions to replace tissues and body fluids.

         - Viscoprotection, the use of elastoviscous fluids and viscoelastic gels to shield and protect sensitive tissue surfaces, such as those of the eye, from dryness and noxious environmental conditions.

         - Viscoseparation, the use of viscoelastic gels, membranes and fluids to separate tissues, prevent adhesions, and cover internal and external wounds to facilitate wound healing and decrease scar formation.

         - Viscoaugmentation, the use of viscoelastic gels for tissue augmentation to provide a scaffolding for tissue regeneration or an inert elastic filler in such applications as augmentation of dermal tissue for the correction of facial wrinkles and depressed scars and the augmentation of the sphincter muscle in urinary incontinence.

         - Viscoregulation, the use of the rheological (physical) properties of elastoviscous fluids and viscoelastic gels to regulate cell activity, for example, the targeted delivery of drugs.

         Viscoelastic devices are ideally made from the body's own molecules found in the intercellular matrix, the highly organized structure separating cells and integrating them into functional tissues. Viscoelastic products are used in medicine by introducing them into the intercellular matrix during, after or instead of surgical procedures to supplement, augment, regulate and manipulate the healing and regenerative processes of the body and to restore the homeostasis (equilibrium) of the intercellular matrix. Therefore, the use of viscoelastics for therapeutic purposes, i.e. engineering of the intercellular matrix, is called matrix engineering.

THERAPEUTICS

      The following discussion addresses the Company's medical therapeutic products, some of which, as noted below, are on the market in certain countries; certain other products are in late stage development. SEE "BUSINESS-GOVERNMENT REGULATION."

Synvisc(R)

         Synvisc(R), a viscoelastic device made of patented hylan biopolymers, is used for the treatment of osteoarthritis to reduce pain and improve joint mobility. Synvisc treatment involves a series of injections into the affected joint. It supplements the elastoviscosity of the synovial fluid of the arthritic joint, and is regarded as a liquid prosthesis for the joint because it replaces the pathologically low elastoviscous fluid with a supplement of fluid with enhanced elastoviscous properties. This medical treatment modality is called viscosupplementation. Synvisc is administered over a two-week period and involves a series of three injections into the arthritic joint.

         The Company has completed thirteen clinical studies involving Synvisc in which approximately 1,726 patients participated. These studies were carried out and completed in the United States, Germany, the United Kingdom, Sweden and Canada. The results of these studies indicate that Synvisc is a safe and efficacious treatment for osteoarthritis of the knee.

         The Company received approval to market Synvisc for treatment of osteoarthritis of the knee joint in Canada in 1993, in Sweden in 1994 and obtained the CE Mark in late 1995, which permits marketing in the 19 countries of the European Economic Area ("EEA"). In April 1997, the Company received approval from the People's Republic of China to register Synvisc, which allows the Company to import and sell Synvisc as a medical device in every province in China. In August 1997, the Company received approval from the United States Food and Drug Administration ("FDA") for the use of Synvisc for treatment of osteoarthritis of the knee in the United States. Additionally, the Company received approval in December 1997 to market Synvisc in Israel.

         The Company began marketing Synvisc in Canada with its own sales force in early 1993, and in 1995 signed a distribution agreement with Rhone-Poulenc Rorer Canada Inc. ("RPR") to share the marketing effort. In September 1995, BMC and RPR began marketing Synvisc jointly in Canada. In June 1995, Roche AB, a subsidiary of F. Hoffmann-La Roche Ltd., commenced sales of Synvisc in Sweden and obtained the distribution rights for Synvisc in South Africa. In December 1996, the Company entered into an agreement with Boehringer Ingelheim France, S.A. ("Boehringer Ingelheim") for the distribution of Synvisc in France, and in October 1997 the product was officially launched in France. In February 1997, the Company entered into an agreement with Wyeth-Ayerst Laboratories ("Wyeth"), a division of American Home Products, for the distribution of Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. The Company and Wyeth launched Synvisc in Germany, Austria and the United States in 1997, and in Spain and Portugal in 1998. In April 1997, the Company entered into an agreement with Bayer AG ("Bayer") for the distribution of Synvisc in Australia, Indonesia, Israel, Malaysia, New Zealand, Singapore, Taiwan and Thailand. In February 1998, the Company entered into an agreement with Novartis Pharma AG ("Novartis") for the distribution of Synvisc in Latin America and the Caribbean. The Company has an agreement with Recordati Industria Chimica e Farmaceutica S.p.A. ("Recordati") for the distribution of Synvisc in Italy. The Company is currently seeking and negotiating with potential marketing partners for distribution of Synvisc in certain other European and Asian countries.

Hylaform(R)

         Hylaform(R) is a patented viscoelastic device made of hylan and is used for viscoaugmentation of dermal tissue to correct facial wrinkles and depressed scars by injection directly into the dermal tissue. In late 1995, the Company obtained approval (CE mark) to market this product as a medical device in the 19 countries of the EEA. In June 1996, the Company entered into an agreement with Collagen Corporation ("Collagen") for the distribution of Hylaform in Europe, Canada, Japan, Australia and other select countries worldwide. Collagen began marketing Hylaform in certain European countries in November 1996 and completed the launch of Hylaform throughout Europe during 1997. Additionally, during 1997 the Company received regulatory approval to market Hylaform in Canada and Israel. Collagen is expected to start distribution in these countries in the near future. The Company's Pre-Market Approval ("PMA") application for Hylaform was submitted to the Food and Drug Administration ("FDA") in 1995 and was subsequently withdrawn in December 1997. The Company has also entered into a distribution agreement with Collagen for Hylaform in the United States. Under such agreement, Collagen has an option for the exclusive distribution rights to Hylaform in the United States for an additional payment of $7,000,000, upon and subject to, FDA approval.

Gelvisc(R)Vet

         Gelvisc(R)Vet, a viscoelastic device made of hylan biopolymers, was developed by the Company for the treatment of arthritis in veterinary medicine. It is used as a viscosupplementation device to treat traumatic arthritis and osteoarthritis in racehorses. Approval to market this product in Sweden and France was obtained in 1995 and 1996, respectively. The product is now marketed by Equinord KB ("Equinord") in Sweden and by Boehringer Ingelheim in France.

Hylashield(R)

         Hylashield(R) and Hylashield(R)Nite are sterile, preservative-free, elastoviscous eye drops that are used to protect, lubricate and moisten the surface of the eye for patients who experience discomfort or pain associated with dryness, noxious environmental conditions and other common ocular symptoms including itching, burning and foreign body sensation. In Canada, Hylashield and Hylashield Nite have been marketed since June 1993 and October 1995, respectively, through I-MED Pharma Inc. ("I-MED").

HsS(TM)

         HsS(TM) is a sterile, preservative-free, viscoelastic, clear corneal eye drop that is presented in a single-use container. HsS provides prolonged moisture control and protection to corneal surfaces during surgery. Use of HsS reduces the need for frequent applications of saline solution on the corneal surface, allowing for safer and more efficient surgery. HsS received approval for marketing in Canada and is anticipated to be launched in 1998.

Hylagel(R)Uro

         Hylagel(R)Uro is a proprietary hylan polymer device. It was developed to act as a long-lasting viscoelastic tissue implant for viscoaugmentation. Its primary use is to enhance the function of the urinary sphincter muscle by acting as a filler between weakened muscle tissue and the mucosa in cases of urinary incontinence. The Company received FDA approval to begin multicenter clinical trials for HylagelUro.

THERAPEUTICS IN DEVELOPMENT

         The following discussion addresses the Company's medical therapeutic products that are in development. Preclinical studies have been completed for these products, and some have been tested in exploratory clinical trials. None of these products have been submitted to regulatory agencies for marketing approval anywhere in the world.

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

Hylasol(TM)

         Hylasol(TM) is a proprietary elastoviscous hylan solution designed for various ophthalmic surgical indications, including contemporary surgical techniques associated with cataract removal and intraocular lens implantation. Exploratory clinical trials confirming the safety, efficacy and surgical utility of these products have been completed. Additional trials are planned.

Hylagel(R)Eye

         Hylagel(R)Eye is a proprietary elastoviscous hylan device. It was developed by the Company as a viscosupplementation product for replacement of the vitreus in retinal detachment surgery. Based on the results of exploratory clinical trials, this product is being redesigned to meet newly emerged therapeutic needs.

Hylagel(R)

         Hylagel(R) is a proprietary hylan product engineered as a gel or membrane device for viscoseparation. It was developed for the prevention of postsurgical adhesions and for the reduction and control of scar formation after surgery. It is designed to be used in surgery of the musculoskeletal system, in neurosurgery, abdominal surgery and gynecological surgery.

Hylasine(TM)

         Hylasine(TM) is a viscoelastic proprietary hylan device for use in viscoseparation of healing mucous membranes following sinus surgery. It is designed to prevent excessive scar formation and adhesions between mucous membranes which could cause occlusion (stenosis) of vital air passageways. The Company has successfully completed preclinical and clinical studies in the United States. More extensive clinical studies are planned for 1998.

SKIN CARE PRODUCTS

         The Company has developed and manufactures nine viscoelastic products, so-called specialty intermediates for the skin care industry. The Company's skin care intermediates are proprietary hyaluronan or hylan products, and their enhanced rheological properties (viscosity, elasticity and pseudoplasticity) make them superior to low molecular weight hyaluronan products. These highly elastoviscous formulations of hyaluronan and hylan are unique in their high water-binding, free radical-scavenging and space-filling properties.

      The following specialty intermediates are marketed worldwide by Amerchol Corp. ("Amerchol"), a subsidiary of Union Carbide Corp.:

         Biomatrix(R): a patented, highly elastoviscous complex of hyaluronan, dermal lipids and proteins. Biomatrix is utilized as a component in several cosmetic products introduced into the market in the early 1980s by Estee Lauder in Night Repair and is a component of Advanced Night Repair and certain other products.

         Hyladerm(R): a patented hylan polymer in the form of a highly elastoviscous solution. Its high molecular weight enables it to be used at relatively low concentrations in skin care preparations.

         Biocare(R) HA-24: a patented elastoviscous polymer complex formed between hylan and certain polymers that tightly anchors hylan to skin and hair in a way that resists wash-off. In this way, the moisturizing and smoothening benefits of hylan are augmented and made long lasting.

         Biocare(R) HA-24-Bio: a patented elastoviscous polymer complex similar to Biocare HA-24 in all respects, but using hyaluronan of non-animal origin.

         Biocare(R) BHA-10: the first product available to the personal care industry that enhances the utility of a bacteria-derived hyaluronan product by greatly increasing its rheological properties. Biocare BHA-10 is approximately ten-fold more elastoviscous and more substantive than the bacterial hyaluronan from which it is prepared.

         Biocare(R) SA: a patented elastoviscous combination of albumin, dextran sulfate and hylan, Biocare SA is designed to create a light-reflecting layer that diminishes the appearance of surface imperfections.

         Biocare(R) SA-N: a patented elastoviscous combination of albumin, dextran sulfate and hylan similar to Biocare SA, created to satisfy certain regulatory requirements in certain countries.

         The following products have also been commercialized:

         Hylasome(R): a patented viscoelastic, cosmetic grade, water-insoluble hylan B gel. This product, acting as a molecular sponge, has the ability to entrap various substances, and can be used as a vehicle for the controlled release of cosmetic ingredients.

         Hylasome(R)LA50: a viscoelastic, cosmetic grade, water-insoluble hylan B containing patented Hylasome(R). This product is able to deliver lactic acid to the skin.

DISTRIBUTION AGREEMENTS

         The Company has entered into distribution agreements with respect to certain of the Company's products, as follows:

         Wyeth-Ayerst ("Wyeth"). In February 1997, the Company entered into a distribution agreement with Wyeth, a division of American Home Products. The agreement provides Wyeth with exclusive marketing rights to Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. In 1997, the Company received various non-refundable payments totaling $17,000,000. The Company is expecting to receive a milestone payment of $6,000,000 in the fourth quarter of 1998 and could receive additional payments in the future if sales reach certain levels. The Company manufactures and supplies Synvisc to Wyeth for a contractual percentage of Wyeth's sales price. Additionally, Wyeth reimburses the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of area business consultants to assist in selling Synvisc in Europe and the United States. Wyeth launched Synvisc during 1997 in the United States, Germany and Austria and in early 1998 launched the product in Spain and Portugal.

         Bayer AG ("Bayer"). In April 1997, the Company entered into a distribution agreement with Bayer. The agreement provides Bayer with exclusive marketing rights to Synvisc in Australia, Indonesia, Israel, Malaysia, New Zealand, Singapore, Taiwan and Thailand. In return the Company received an up-front non-refundable payment of $3,000,000 and could receive a milestone payment of $2,000,000 upon certain approvals or if sales reach a certain level. The Company will manufacture and supply Synvisc to Bayer for a contractual percentage of Bayer's sales price. Additionally, Bayer will reimburse the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining several area business consultants to assist in selling Synvisc in certain countries.

         Novartis Pharma AG ("Novartis"). In February 1998, the Company entered into a distribution agreement with Novartis. The agreement provides Novartis with the exclusive marketing rights to Synvisc in Latin America and the Caribbean. In return the Company received an up-front non-refundable payment of $1,500,000 and will receive an additional $1,600,000 on the earlier of the first anniversary of commercial launch or December 1999.

The Company will manufacture and supply Synvisc to Novartis for a contractual percentage of Novartis' sales price. Additionally, Novartis will reimburse the Company for its costs of maintaining several area business consultants to assist in selling Synvisc in certain countries.

         F. Hoffmann-La Roche Ltd. ("Roche"). In 1995, pursuant to the amendment of previous distribution agreements with Syntex, Roche maintained exclusive marketing rights to Synvisc in Sweden and South Africa. The Company manufactures and supplies Synvisc to Roche for a contractual percentage of Roche's sales price. Roche began selling Synvisc in Sweden in June 1995 and is awaiting marketing approval in South Africa.

         Rhone-Poulenc Rorer Canada Inc. ("RPR"). In September 1995, the Company, through BMC, entered into a distribution agreement with RPR. The agreement provides RPR with exclusive marketing rights for Synvisc in Canada. In return, the Company received an up-front non-refundable payment of $3,500,000 and could receive a milestone payment of $2,000,000 if sales reach a certain level. The Company manufactures and supplies Synvisc to RPR for a contractual percentage of RPR's sales price. RPR began selling Synvisc in Canada in November 1995.

         Collagen Corporation ("Collagen"). In June 1996, the Company entered into a distribution agreement with Collagen Corporation. The agreement provides Collagen with exclusive marketing rights for Hylaform in Europe, Canada, Japan, Australia and other select countries. In return, the Company received an up-front, non-refundable payment of $5,000,000 and has received and will continue to receive a royalty based upon sales of Collagen's dermal augmentation products as well as an additional royalty based on the growth of Collagen's total dermal augmentation business. Additionally, the Company manufactures and supplies Hylaform to Collagen for a contractual percentage of Collagen's sales price. The Company has also entered into a distribution agreement with Collagen for Hylaform in the United States. Under such agreement, Collagen has an option for exclusive distribution rights for Hylaform in the United States for an additional payment of $7,000,000, upon and subject to, FDA approval. Collagen began selling Hylaform in certain European countries in November 1996 and successfully completed the launch in all European countries during 1997.

         Boehringer Ingelheim France, S.A. ("Boehringer Ingelheim"). In December 1996, the Company entered into a distribution agreement with Boehringer Ingelheim France, S.A. The agreement provides Boehringer Ingelheim with exclusive marketing rights for Synvisc in France. In return, the Company received an up-front non-refundable payment of $1,000,000 and could receive milestone payments of up to $7,000,000 if sales reach certain levels. The Company manufactures and supplies Synvisc to Boehringer Ingelheim for a contractual percentage of Boehringer Ingelheim's sales price. Additionally, Boehringer Ingelheim reimburses the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of area business consultants to assist in selling Synvisc in France. Boehringer Ingelheim began selling Synvisc in France during 1997.

         Recordati Industria Chimica e Farmaceutica S.p.A. ("Recordati"). In March 1995, the Company entered into a distribution agreement with Recordati. The agreement provides Recordati with exclusive marketing rights for Synvisc in Italy. In 1995, Recordati purchased 250,000 shares of the Company's stock. The Company purchased 43,333 shares of its stock from Recordati in July of 1997.

         I-MED Pharma Inc. ("I-MED") In October 1995, the Company entered into a distribution agreement in Canada with I-MED for three ophthalmic viscoprotection products. The Company will manufacture and supply the three ophthalmic products and receive a percentage of I-MED's gross profits.

         Farmila Farmaceutici Milano S.r.1. ("Farmila"). In December 1995, the Company entered into a distribution agreement in Italy with Farmila for two ophthalmic viscoprotection products. The Company received a non-refundable up-front payment and will manufacture and supply the two products for an agreed-upon percentage of Farmila's sales price.

         Equinord KB ("Equinord"). The Company has entered into a distribution agreement with Equinord for the distribution of Gelvisc(R)Vet in the veterinary market in Sweden, France and Italy. Under the agreement, Equinord will obtain the necessary regulatory approvals and advertise and promote the product in these countries. The Company manufactures and supplies the product for a contractual percentage of Equinord's sales price. Equinord currently sells Gelvisc itself in Sweden and through Boehringer Ingelheim in France.

GOVERNMENT LOAN

         Societe de Development Industrial du Quebec ("SDI"). In 1993, BMC obtained a $950,069 construction and manufacturing equipment loan from SDI. Interest accrues at a variable rate which is currently approximately 7.5%. In January 1996, the repayment terms of the agreement were amended, whereby the Company will make quarterly principal payments. The principal payments correspond to 30% of the Canadian subsidiary's quarterly net profit (excluding depreciation), with an annual maximum of $167,800 and an annual minimum of $97,900. The loan agreement contains covenants which require the maintenance of certain financial ratios by BMC.

MANUFACTURING

         At its New Jersey facility, the Company operates a pilot plant for the manufacture of hylan biopolymers and medical devices made from these polymers. The Company also has a manufacturing facility at the same location to produce its skin care intermediates. In 1991, BMC acquired a manufacturing facility in Canada. BMC began commercial manufacturing of medical devices made from hylan biopolymers in the second half of 1992. During 1993, the Canadian facility was inspected by representatives of the Health Protection Branch ("HPB") of the Canadian Ministry of Health and was certified as meeting good manufacturing practices ("GMPs") for the manufacturing of small volume injectable products. Qualification of GMP was accomplished in the facility inspection by the FDA. In addition, the facility was inspected by the Notified Body of the European Union in 1997. All of the Company's medical products for sale in the United States, Canada, Europe and Asia are currently manufactured at the Canadian facility. During 1997, the Company increased the production capacity of the Canadian facility in order to support the worldwide demand for Synvisc and Hylaform.

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

         In September 1996, the Company entered into a lease for a 93,000 square foot building in New Jersey. The Company is in the process of modifying this building to accommodate a new manufacturing plant and space for research and development laboratories. These new facilities are expected to be completed in 1998.

HUMAN RESOURCES

         The Company, including its subsidiaries, currently employs 220 full-time and 3 part-time employees. Of such employees, 18 hold doctoral degrees (M.D., Ph.D.), 32 hold other advanced degrees and 75 hold bachelor's degrees. Forty-three of the Company's full-time employees are engaged in research and development, 100 are engaged in manufacturing, quality control and quality assurance, and 77 are engaged in sales, marketing, finance and administration. The Company considers its employee relations to be good.

RESEARCH AND DEVELOPMENT EXPENDITURES

         For the years ended December 31, 1997, 1996 and 1995, the Company expended $5,927,142, $5,484,655 and $5,136,957, respectively, on research and development relating primarily to personnel expenditures, preclinical and clinical studies and regulatory expenses in the United States, Europe and Canada.

SALES BY GEOGRAPHIC AREA AND SIGNIFICANT CUSTOMER DATA

         The information required is incorporated herein by reference to the footnotes to the Company's consolidated financial statements.

RISK FACTORS

         Certain statements contained in this Annual Report on Form 10-K are forward-looking within the meaning of Section 27A of the Securities Act of 1933 and involve risk and uncertainty. Such statements should be read in conjunction with the Company's Securities and Exchange Commission filings and are also subject to important factors that could cause actual results to differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below, as well as those discussed elsewhere in this Form 10-K.

      Product Liability. The testing, marketing and sale of human health care products entail an inherent risk of allegations of product liability, and there can be no assurance that product liability claims will not be asserted against the Company. Although the Company maintains product liability insurance, there can be no assurance that the Company has or will be able to maintain sufficient insurance coverage or will have sufficient resources to satisfy any liability resulting from these claims.

      Patents and Proprietary Technology. In an effort to protect its core technology, the Company has obtained patent protection in key countries on hylan technology and certain products and their use. The Company currently has 22 issued or allowed patents in the United States, and 84 issued or allowed patents and over 41 patents pending in foreign countries relating to its products and technology. There can be no assurance, however, that the Company's patents will afford protection against competitors with similar inventions, and there can be no assurance that the Company's patents will not be infringed upon, designed around by others or held invalid. The Company also relies on proprietary know-how and continuing technological development to maintain its competitive position.

      Governmental Regulation. The commercial distribution of the Company's medical products is subject to regulation by the FDA and foreign regulatory agencies. The FDA regulates medical products as either medical devices or drugs/biologicals. Currently, the Company's medical products are regulated as medical devices by the FDA and by the regulatory agencies of Canada, the European Union and certain other countries. Some of the Company's products are under the process of approval by various agencies. The process of obtaining approvals from such agencies for the Company's products can be costly, complicated and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if ever. The regulatory process may delay the marketing of any new products for lengthy periods and could impose substantial additional costs. In addition, the extent of potentially adverse governmental regulations which might arise from future legislation, administrative or judicial action cannot be determined. The Company cannot predict what effect regulatory actions may have on products already approved for marketing and on the approval processes to which the Company's products are subject.

         In addition, the FDA inspects manufacturing facilities prior to and after the approval to market a product. If a material change is made to the manufacturing process, equipment, or location after receiving approval for marketing from the FDA, additional regulatory review may be necessary.

         The Company's skin care products are not subject to pre-market approval requirements or FDA mandated performance standards. However, they are subject to provisions of law prohibiting the commercial marketing of misbranded or adulterated products.

      Competition. The Company believes that its primary competitive advantage is derived from its superior technology and its long standing know-how in the area of viscoelastics. Competition for Synvisc currently exists primarily from products based on earlier technology. In the United States, the FDA has approved Hyalgan(R) which is produced by Fidia and is marketed in the United States by Orthologic. Another product based on earlier technology is Orthovisc(R), a product which has not received marketing approval from the FDA, but is marketed in Canada and in certain other countries. Orthovisc is produced by Anika Therapeutics. Anika has entered into a marketing agreement with Zimmer to distribute the product in the United States. In Europe, competition is primarily comprised of Hyalgan and Artz(R), a Japanese product. To the best knowledge of the Company, there are no other viscosupplementation products on the market, or in development, which, like Synvisc, have the physical properties of viscosity, elasticity or molecular weight which match the physical properties of healthy, young synovial fluid. Competition will also depend on product acceptance by doctors and other customers, the ability to interact directly with customers in developing new medical procedures and applications, advances in the commercial applicability of hylan-based technology and greater availability of capital for investment in these fields. Product cost and third party reimbursement policies will also be important factors. The Company believes its patent position with respect to chemically modified, cross-linked hyaluronan polymers (hylans) makes it more difficult for others to commercialize chemically modified hyaluronan materials. However, chemically modified hyaluronan materials are known to be under development by a number of potential competitors. Other substances or technologies may be, now or in the future, the basis of competitive products that could render the Company's technology obsolete or non-competitive.

      Reimbursement. Sales of the Company's products may be affected by the availability of reimbursement from third-party payors, such as governmental health administration authorities, private health insurers and other organizations. Limitations on such reimbursement may have a material adverse impact on the Company's business, results of operations and financial condition. The Company has received favorable preliminary indications in the United States from the Health Care Finance Administration ("HCFA") and several private health insurance organizations with respect to reimbursement for Synvisc. Synvisc is currently reimbursed by over one-half of the Medicare regional insurance carriers. Synvisc is also on the list of government reimbursable products in Sweden. Currently, Synvisc has not been approved for reimbursement by the Canadian provincial governments; however, several Canadian private insurance companies do provide reimbursement for Synvisc therapy. In addition, discussions with European government agencies regarding Synvisc reimbursement are currently underway. Hylaform is not expected to be reimbursed by third-party payors.

      Dependence on Distribution Relationships. The Company has entered into several distribution agreements for the marketing and distribution of some of its products. There can be no assurance that the Company will be successful in maintaining its current arrangements or that the Company's marketing partners will devote adequate resources to accomplish such marketing and distribution or be successful in such efforts.

      Dependence Upon Key Personnel. The future success of the Company is highly dependent on the members of its management and scientific staff. The loss of one or more key employees could have a material adverse effect on the Company.

      Rapid Growth. The Company has undertaken an aggressive growth strategy that includes expenditures for personnel and manufacturing facilities that will be required to support an increased demand for the Company's products. The strategy includes certain risks, some of which are a higher level of operating expenses, difficulty associated with attracting and managing new employees, and the difficulties associated with managing a fast growing organization.

      Fluctuation in Operating Results. The Company's operating results may fluctuate from period to period for several reasons. The Company has attempted to plan its operating expenses on the basis that revenues from product sales will continue to grow. As a result, a shortfall in product sales may cause results for a given period to be below Company expectations. Such shortfall could result from a number of factors, including but not limited to, lower than expected demand, changes in distribution partner purchasing patterns, changes in reimbursement, manufacturing interruptions, overall economic conditions and natural disasters.

      Stock Price Volatility. The Company's stock price is subject to significant volatility. The stock price may be affected by clinical trial results and other product development related announcements by Biomatrix or its competitors, regulatory matters, announcements in the scientific community, legal matters, changes in reimbursement policies, or industry and market trends unrelated to the Company's performance. Also, if earnings in any given quarter fail to meet the expectations of the investment community, there could be an adverse impact on the Company's stock price.

      Manufacturing. The Company is subject to significant manufacturing risks. Currently all of the Company's medical products are produced and supplied from the Company's Canadian facility. The Company is in the process of building a manufacturing facility in New Jersey. This facility is not expected to be on-line until late 1998 or early 1999. The Canadian manufacturing facility may not have sufficient capacity to meet the current and expected demand from all of the countries for which the Company has signed distribution agreements. It is not expected that the Company will be able to meet the demands from all of these countries until the facility in New Jersey is on-line, and thus distributors in major markets may experience back orders during this period.

      The manufacturing process utilized by the Company is highly complex and is subject to significant government regulation. There can be no assurance that the Company will not experience manufacturing problems in the startup and expansion of its facilities that could result in delays in production, delivery delays or yield fluctuations. In addition, the Company will be required to add new production equipment and successfully hire, train and manage additional personnel. In the event the Company's expansion plans are not implemented on a timely basis for any reason, the Company could become subject to additional capacity constraints. The Company's business, results of operations and financial condition could be materially and adversely affected if it were to experience any significant disruption in the operation of its facilities


ITEM 2. PROPERTIES

         The Company's executive, administrative, research and development and production facilities are located in Ridgefield, New Jersey in leased premises of approximately 57,000 square feet. In September 1996, the Company entered into a lease for a building of approximately 93,000 square feet in Ridgefield, New Jersey. The Company is in the process of building a manufacturing plant and laboratories for its research and development activities. BMC owns a 28,000 square foot manufacturing facility in Pointe-Claire, Quebec, Canada.

ITEM 3. LEGAL PROCEEDINGS

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER reviewed hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Additionally, the Company paid $15,000 during the first quarter of 1997; therefore, the reserve at December 31, 1997 was $685,610. The steering committee for the PRPs has prepared a buy-out proposal pursuant to a consent order with the DER. This buy-out proposal identifies each PRP's assigned portion of assumed total clean-up costs. The Company's assigned portion of assumed clean-up costs within the proposal is currently less than its reserve, however there can be no assurance that the proposal will be accepted. When the final remedy is selected by the DER, the Company plans to settle out of the matter pursuant to the buyout proposal. The Company will monitor this situation and make any necessary adjustments to the reserve once additional information is available.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the last quarter of its fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS

       Information with respect to the Executive Officers of the Company furnished by them is set forth below:

         Name                                   Age                 Position(s) with the Company
         ----                                   ---                 ----------------------------
Endre A. Balazs, M.D.   .........................78  Chief Executive Officer and Chief Scientific Officer; Director
Rory B. Riggs....................................44  President; Director
Janet L. Denlinger, Ph.D. .......................52  Executive Vice President; Director
Wesley M. Domareki...............................48  President, ORLO Division
Beatrice Morales.................................48  Vice President, Quality Assurance and Quality Control
Richard S. Romasz................................48  Vice President, Clinical Affairs
Maxine Seifert...................................44  Vice President, Finance and Chief Financial Officer
Donald E. Woodhouse..............................51  Vice President, Manufacturing

         ENDRE A. BALAZS, M.D., CHIEF EXECUTIVE OFFICER, CHIEF SCIENTIFIC OFFICER AND DIRECTOR. Dr. Balazs, a co-founder of the Company, became Chief Executive Officer and Chief Scientific Officer of the Company in February 1987, having served as President from inception of the Company until that time. He has also served as a director from the inception of the Company to the present. He is the Malcolm P. Aldrich Research Professor Emeritus at the College of Physicians and Surgeons, Columbia University. Prior to joining Columbia in 1975, he taught at Harvard Medical School for 25 years, during which time he was also co-founder, research director and president of The Retina Foundation and the Boston Biomedical Research Institute. From 1968 to 1978, Dr. Balazs was president and owner of Biotrics, Inc., which developed and manufactured the first hyaluronan therapeutic products used in medicine. He is the author of more than 300 scientific articles and patents. Dr. Balazs received an M.D. degree from the University of Budapest, Hungary. He is married to Dr. Denlinger.

         RORY B. RIGGS, PRESIDENT AND DIRECTOR. Mr. Riggs was elected President on April 1, 1996 and Acting Chief Financial Officer in September 1996, serving in that capacity until January 1998. He has served as a Director of the Company since October 1990. Since 1990, he has been affiliated with ITIM Corp., an investment advisory and venture capital firm specializing in pharmaceutical and biotechnology investments. From 1991 to 1994, he was acting President and Chief Executive Officer of RF&P Corporation, a company wholly-owned by the Virginia Retirement System. Until 1990, Mr. Riggs was a Managing Director in the Mergers and Acquisitions Department at Paine Webber Incorporated, where he was employed for more than nine years. He is a graduate of Middlebury College and Columbia University's Graduate School of Business.

      JANET L. DENLINGER, Ph.D., EXECUTIVE VICE PRESIDENT AND DIRECTOR. Dr. Denlinger, a co-founder of the Company, has been an Executive Vice President of the Company since 1989 and a Vice President and Director of the Company since its inception. She was a research associate of Dr. Balazs for 20 years at the Boston Biomedical Research Institute and then at the Department of Ophthalmology, College of Physicians and Surgeons, Columbia University. She is the author of numerous publications in physiology, biochemistry and biological activity and metabolism of hyaluronan. Dr. Denlinger received a Ph.D. degree in biochemistry from the University of Lille, France. She is married to Dr. Balazs.

      WESLEY M. DOMAREKI, PRESIDENT, ORLO DIVISION. Mr. Domareki joined the Company in January 1991 as Vice President, International Marketing and Business Development. In 1994, he was appointed President of the Company's Otorhinolaryngology and Ophthalmology Division. Prior to joining the Company, Mr. Domareki was employed by Pharmacia Inc. for 17 years. By 1989, as Vice President, International Marketing and Business Development for Pharmacia Ophthalmics, he had been involved in the successful commercialization and marketing of Healon(R) in the United States, Japan, Australia and various European countries. Mr. Domareki received a B.S.

degree in business administration from Villanova University and holds an M.B.A. degree in pharmaceutical marketing and economics from Fairleigh Dickinson University.

      BEATRICE MORALES, VICE PRESIDENT, QUALITY ASSURANCE AND QUALITY CONTROL. Ms. Morales joined the Company in 1981, as Assistant Scientist and became Director of Quality Control and Quality Assurance in 1986. In 1991, she was promoted to her present position. Prior to joining the Company, Ms. Morales served on Dr. Balazs' research staff at the Department of Ophthalmology of Columbia University. Ms. Morales received a B.S. degree in Biology from the City College of New York.

      RICHARD S. ROMASZ, Ph.D., VICE PRESIDENT, CLINICAL AFFAIRS. Dr. Romasz joined the Company in November 1995 as Vice President, Clinical Affairs. Prior to joining the Company, Dr. Romasz was employed for over 19 years with Pharmacia Inc. in its Clinical Research Department. His last position was as Vice President-Clinical Research, Pharmacia Inc., Ophthalmics. Dr. Romasz was intensely involved with the clinical trials and regulatory proceedings related to Healon(R) and Hylartin V(R) in the United States, the first hyaluronan products ever marketed worldwide and developed by Dr. Balazs and licensed to Pharmacia in 1972. Dr. Romasz received a Ph.D. in nutrition from Rutgers University.

      MAXINE SEIFERT, VICE PRESIDENT, FINANCE AND CHIEF FINANCIAL OFFICER. Ms. Seifert joined the Company in January 1998. Prior to joining the Company, Ms. Seifert was employed for over thirteen years with Colgate-Palmolive Company in a variety of senior financial positions, most recently as Vice President, Financial Business Development. Prior experiences include positions with Deloitte & Touche, a public accounting firm. Ms. Seifert received a B.S.B.A. in Accounting from Georgetown University and holds an MBA from the Harvard University Graduate School of Business Administration.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock trades on the Nasdaq National Market under the symbol "BIOX." The following table sets forth the range of high and low last sale prices per share for the Company's common stock on the Nasdaq National Market for 1997 and 1996.

              Year Ended December 31, 1997
              ----------------------------
                                                           High          Low
                                                           ----          ---
              First Quarter .........................     $17.50       $13.38
              Second Quarter ........................      21.13        11.25
              Third Quarter .........................      41.00        19.38
              Fourth Quarter ........................      38.13        26.50

              Year Ended December 31, 1996
              ----------------------------
                                                           High          Low
                                                           ----          ---
              First Quarter .........................     $19.50       $11.13
              Second Quarter ........................      17.50        12.25
              Third Quarter .........................      16.75        11.25
              Fourth Quarter ........................      16.75        13.25

HOLDERS

         As of March 2, 1998, there were approximately 241 shareholders of record. This does not reflect beneficial shareholders who hold their stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

         No cash dividends have been paid on the Common Stock to date, and the Company does not anticipate any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

         The following is a summary of selected historical financial data for the Company. The data for each of the three years in the period ended December 31, 1997, have been derived from, and all data should be read in conjunction with the audited consolidated financial statements of the Company, included in
Item 8 of this Report.

                                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                     1997              1996              1995              1994            1993
                                                     ----              ----              ----              ----            ----
CONSOLIDATED OPERATING DATA:
Total Revenues ............................     $ 32,564,256      $ 15,578,912      $ 11,070,865      $  8,906,075     $  3,505,613
Cost and Expenses:
  Cost of Goods Sold ......................        3,609,907         2,563,060         1,911,426         1,597,369        1,729,214
  Research and Development ................        5,927,142         5,484,655         5,136,957         5,059,660        5,504,594
  Selling, General and Administrative .....        7,806,392         5,320,162         4,942,946         7,106,517        5,267,472
  Provision for Environmental
     Expense ..............................               --                --                --                --          363,000
                                                ------------      ------------      ------------      ------------     ------------
Total Cost and Expenses ...................       17,343,441        13,367,877        11,991,329        13,763,546       12,864,280
                                                ------------      ------------      ------------      ------------     ------------
Income (Loss) from Operations .............       15,220,815         2,211,035          (920,464)       (4,857,471)      (9,358,667)
Interest and Miscellaneous Income .........        1,052,899           694,102           701,183           340,526          462,204
(Provision for) Benefit from Income Taxes .         (536,000)         (135,000)               --           137,638               --
                                                ------------      ------------      ------------      ------------     ------------
Net Income (Loss) .........................     $ 15,737,714      $  2,770,137      ($   219,281)      ($4,379,307)     ($8,896,463)
                                                ============      ============      ============      ============     ============

Net Income (Loss) per Share - Basic .......     $       1.44      $       0.27      ($      0.02)     ($      0.47)    ($      0.99)
Net Income (Loss) per Share - Diluted .....     $       1.39      $       0.25      ($      0.02)     ($      0.47)    ($      0.99)

Shares used in computing Net Income (Loss):
  Basic ...................................       10,894,769        10,434,230         9,876,587         9,256,165        8,970,195
                                                ============      ============      ============      ============     ============
  Diluted .................................       11,327,206        10,895,026         9,876,587         9,256,165        8,970,195
                                                ============      ============      ============      ============     ============

                                                                               YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------------------------
                                                     1997              1996              1995              1994            1993
                                                     ----              ----              ----              ----            ----
CONSOLIDATED BALANCE SHEET DATA:
   Working Capital .................            $21,902,140       $13,834,393       $10,078,132       $ 7,792,087      $ 8,879,724
   Total Assets ....................             44,224,647        25,994,027        17,381,576        15,554,641       16,907,890
   Long-Term Debt and Capital Lease
     Obligations (Excluding  Current
       Maturities) .................              5,599,193         5,798,522           728,525         1,515,465        1,399,359
    Total Shareholders' Equity .....             34,608,518        17,703,935        14,115,809        10,184,469       10,986,666

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company has been principally engaged in the research and development, manufacturing and commercialization of proprietary viscoelastic biological polymers, called hylans, for use in therapeutic medical applications and skin care. During the past four years, a significant source of revenue for the Company has been from certain up-front payments relating to corporate license and distribution agreements. The Company expects milestone payments from existing agreements to continue to be an important source of revenues.

         The Company's business is subject to significant risks. Forward-looking comments included herein are subject to and should be read in conjunction with the "Risk Factors" section of this Form 10-K. As a significant amount of the Company's future revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful. As of December 31, 1997, the Company's accumulated deficit was $19,826,634, a reduction of $15,737,714 from the Company's accumulated deficit of $35,564,348 as of December 31, 1996.

  RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

         REVENUES. Total revenues for the year ended December 31, 1997 were $32,564,256, representing an increase of $16,985,344 or 109% from the same period of 1996. Net product sales for the year ended December 31, 1997 were $11,734,908 representing an increase of $6,784,256 or 137% over the same period in 1996. The increase in product sales was due primarily to the launch of Synvisc in the United States and in certain European countries and higher sales of Hylaform in certain European countries. Income from licenses, royalties, research contracts and grants were $20,829,348 in 1997, an increase of $10,201,088 or 96.0% from 1996, and represented 64.0% of 1997 total revenues. This increase was due primarily to the receipt of up-front non-refundable fees of $8,250,000 related to the licensing of Synvisc for distribution in the United States and certain foreign countries and a $12,000,000 milestone payment from Wyeth which was received when the United States FDA approved Synvisc for marketing in August 1997. Included in license fees for the year ended December 31, 1997, were non-refundable up-front and milestone payments from Wyeth and Bayer of $17,000,000 and $3,000,000, respectively. Included in license fees for the year ended December 31, 1996, were up-front non-refundable payments from Collagen Corporation and Boehringer Ingelheim of $5,000,000 and $1,000,000, respectively.

         COSTS AND EXPENSES. Total costs and expenses were $17,343,441 for the year ended December 31, 1997, representing an increase of $3,975,564 or 29.7% over the same period of 1996. Cost of goods sold for the years ended December 31, 1997 and 1996 were $3,609,907 and $2,563,060, respectively, which represented 30.8% and 51.8% of net product sales, respectively. Research and development expenses were $5,927,142 for the year ended December 31, 1997, representing an increase of $442,487 or 8.1% over the prior year, due primarily to higher personnel costs. Selling, general and administrative expenses for the year ended December 31, 1997 were $7,806,392, representing an increase of $2,486,230 or 46.7% over the prior year. The increase in selling general and administrative expenses was due primarily to increased personnel and legal costs associated with establishing the infrastructure required to manufacture and market the Company's products globally.

         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $105,696 for the year ended December 31, 1997, which represented a decrease of $11,769 over the prior year. Interest and miscellaneous income for the year ended December 31, 1997 was $1,158,595, representing an increase of $347,028 over the prior year, due to higher average cash and investment balances.

  RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

         REVENUES. Total revenues for the year ended December 31, 1996 were $15,578,912, representing an increase of $4,508,047 or 40.7% from the same period of 1995. Net product sales for the year ended December 31, 1996 were $4,950,652, representing an increase of $1,336,883 or 37.0% over the same period in 1995. This increase was due primarily to higher sales of Synvisc in Canada and Sweden and from new sales of Hylaform in certain European countries. Additionally, skin care product sales increased $243,831 or 13.9% primarily resulting from the timing of orders. Sales of skin care products to the Company's distributor, Amerchol, represented 99.4% of total skin care sales. Income from licenses, royalties, research contracts and grants were $10,628,260 in 1996, an increase of $3,171,164 or 42.5% from 1995 and represented 68.2% of 1996 total revenues. This increase was due primarily to the receipt of non-refundable fees, which amounted to $9,375,000 for the year ended December 31, 1996, representing an increase of $2,548,412 over the same period of 1995. Included in license fees for the year ended December 31, 1996, were up-front payments from Collagen Corporation and Boehringer Ingelheim of $5,000,000 and $1,000,000, respectively. Included in license fees for the year ended December 31, 1995 was an up-front payment from RPR of $3,500,000.

         COSTS AND EXPENSES. Total costs and expenses were $13,367,877 for the year ended December 31, 1996, representing an increase of $1,376,548 or 11.5% over the same period of 1995. Cost of goods sold for the years ended December 31, 1996 and 1995 were $2,563,060 and $1,911,426, respectively, which represented 51.8% and 52.9% of sales for the years ended December 31, 1996 and 1995, respectively. Research and development expenses were $5,484,655 for the year ended December 31, 1996, representing an increase of $347,698 or 6.8% over the prior year, due primarily to higher consulting costs. Selling, general and administrative expenses for the year ended December 31, 1996 were $5,320,162, representing an increase of $377,216 or 7.6% over the prior year, due primarily to higher legal costs associated with patents and trademarks.

         INTEREST AND MISCELLANEOUS INCOME. Interest expense was $117,465 for the year ended December 31, 1996, which represented an increase of $10,394 over the prior year. Interest and miscellaneous income for the year ended December 31, 1996 was $811,567, representing an increase of $3,313 over the prior year, due to higher average cash and investment balances. Additionally, the increase in interest income was offset by a nonrecurring payment of $200,000 included in miscellaneous income during 1995 relating to a reimbursement for promotional materials.

INCOME TAXES

         Provisions for federal or state income taxes were not necessary for the year ended December 31, 1995. In 1997 and 1996, the Company recorded federal and state tax provisions totaling $536,000 and $135,000, respectively, primarily for federal alternative minimum and state taxes. The Company has provided a full valuation allowance on the deferred tax assets due to the uncertainty of realization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $17,387,085 at December 31, 1997. The Company invests its excess cash in U.S. government securities and, accordingly, any security purchased with a maturity of less than three months is classified as cash and cash equivalents. As of December 31, 1997 all of the Company's cash and cash equivalents were held in operating and money market accounts.

         The Company's operations over the past three years have been financed primarily from non-refundable up-front and milestone license fee payments from corporate partners, the utilization of the Company's cash and investments, and the private placement of equity securities. Over the past three years, the Company has received funding of $5,720,900 from the private placement of equity securities and $35,480,000 from non-refundable license fee payments.

         For the year ended December 31, 1997 the Company had positive cash flow from operations of $11,297,045 which was primarily due to non-recurring fees received during the year of $20,250,000 offset by cash outflows related to increased working capital levels needed to support Synvisc launches. In 1997 the Company invested $9,140,447 in property, plant and equipment, primarily associated with building manufacturing capacity in the U.S. and an increase in capacity of the Canadian manufacturing facility. The Company continues to lease a 93,000 square foot building in New Jersey in which the manufacturing capacity will reside. The Company has an option to acquire this building at a price of approximately $4,500,000. Should the Company not exercise its option in 1999, the landlord has the right to require the Company to purchase this building for approximately the same price. The Company also plans to relocate its executive and administrative offices and research and development laboratories to this building upon the expiration in 1999 of the Company's lease on its current headquarters in New Jersey. Additionally, the Company received $768,263 in 1997 from the exercise of Company stock options and $1,890,000 from the sale of common stock to certain officers of the Company. The Company utilized $928,951 in funds to repurchase 43,333 shares of common stock from one of its distribution partners.

         In 1997, approximately $6,823,000 of the $9,140,447 invested in property, plant and equipment was spent on manufacturing capacity in the United States. During 1998, the Company expects to invest an additional $10,500,000 to increase capacity at its United States location. In addition, the Company intends to build new laboratories and administrative offices to house its world headquarters as part of the same project at an estimated cost of $12,000,000 and $6,000,000, respectively. The Company expects to complete the laboratories and administrative offices by the summer of 1999. The Company plans to seek lease and mortgage financing which, if obtained, could fund a portion of these capital costs.

         During 1998, the Company also expects to utilize cash for the start-up of its manufacturing capacity in the U.S., including, but not limited to, funds for payroll and benefits, training and development, materials and supplies, and working capital requirements. The Company also expects to incur higher expenses in 1998 associated with developing its internal infrastructure to support the administration of its various distribution agreements and expanded global operations. The Company believes that its capital needs, start-up costs, and higher operating expenses will be supported by its operations, existing cash position, up-front license fee payments from the potential completion of additional distribution agreements, milestone payments from existing corporate partners and potential financing arrangements.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company is required to adopt this standard in 1998 and believes the principal additional component of comprehensive income that will be required to be disclosed is foreign currency translation.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segment of an Enterprise and Related Information" which establishes standards for the way that public enterprises report information about operating segments, geographic areas, products and major customers. The Company is required to adopt this standard in 1998 and is currently evaluating the impact of this standard.

CONTINGENT LIABILITY

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER reviewed hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Additionally, the Company paid $15,000 during the first quarter of 1997; therefore, the reserve at December 31, 1997 was $685,610. The steering committee for the PRPs has prepared a buy-out proposal pursuant to a consent order with the DER. This buy-out proposal identifies each PRP's assigned portion of assumed total clean-up costs. The Company's assigned portion of assumed clean-up costs within the proposal is currently less than its reserve, however there can be no assurance that the proposal will be accepted. When the final remedy is selected by the DER, the Company plans to settle out of the matter pursuant to the buyout proposal. The Company will monitor this situation and make any necessary adjustments to the reserve once additional information is available.

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in normal business and operating activities. The Company believes that its financial and operational systems, with limited modifications, will function properly with respect to dates in the year 2000 and thereafter. The Company estimates that the costs associated with the Year 2000 issue will be insignificant, and as such will not have a material impact on the Company's financial position or operating results. There can be no assurance that the Company's marketing partners and suppliers will not have Year 2000 issues.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See page F-1 of this Report, which includes an index to the consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         Not applicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 29, 1998 (the "Proxy Statement").

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

      10.1 Stock Purchase Agreement dated June 21, 1991 by and among Biomatrix, Inc., Biomatrix Medical Canada Inc. and Investment Fund in Biotechnology BioCapital Limited Partnership, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

      10.2 Shareholders Agreement dated June 21, 1991 between Biomatrix, Inc., Biomatrix Medical Canada Inc. and Investment Fund in Biotechnology BioCapital Limited Partnership, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

      10.3 Technology License Agreement dated as of June 21, 1991 between Biomatrix, Inc. and Biomatrix Medical Canada Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

      10.4 Management Services Agreement dated as of June 21, 1991 between Biomatrix, Inc. and Biomatrix Medical Canada Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

      10.5 Employment Agreement dated December 30, 1988 between Biomatrix, Inc. and Endre A. Balazs, M.D. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.6 Development Agreement by and among Biomatrix, Inc., Biomatrix Svenska AB and OA Investor KB (Up-Will) dated February, 1990 as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

      10.7 1984 Stock Option Plan (as amended), and forms of Incentive and Non-Statutory Stock Option Agreements as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.8 Forms of Employment and Confidentiality Agreements, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

      10.9 Lease dated June 1, 1992 between Biomatrix, Inc. and Safer Development & Management Corp. for lease of premises located at 65 Railroad Avenue, Ridgefield, New Jersey, as filed as an Exhibit to the 1992 annual report on Form 10-K, and incorporated herein by reference thereto.

      10.10 License Agreements dated as of May 21, 1982 by and between Biomatrix, Inc. and each of Drs. Endre A. Balazs, Janet L. Denlinger and Gerald S. Lazarus, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

      10.11 Amendment to Employment Agreement dated December 30, 1988 between Biomatrix, Inc. and Endre A. Balazs, M.D., as filed as an Exhibit to the 1992 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.12 Retirement Plan Agreement dated July 1, 1992 between Biomatrix, Inc. and the trustees of the Company, as filed as an Exhibit to the 1992 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.13 Distribution agreement dated November 9, 1993 between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited, as filed as an Exhibit to the 1993 annual report on Form 10-K, and incorporated herein by reference thereto. (Confidential portions have been filed separately with the Commission.)

      10.14 Loan Agreement between Biomatrix Medical Canada Inc. and Society de Development Industrial du Quebec, as filed as an Exhibit to the 1993 annual report on Form 10-K, and incorporated herein by reference thereto.

      10.15 Consulting Agreement dated June 1, 1993 between Biomatrix, Inc. and Julius A. Vida, Ph.D., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.16 Distribution Agreement dated September 8, 1995, between Biomatrix Medical Canada Inc. and Rhone-Poulenc Rorer Canada Inc., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto. (Confidential portions have been filed separately with the Commission.)

      10.17   Agreement dated August 29, 1995, between Biomatrix, Inc. and Rory
              B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto.

      10.18 Stock Purchase Agreement dated July 11, 1995, between Biomatrix, Inc. and Rory B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto.

      10.19 Amendment dated July 10, 1995, to the Consulting Agreement dated June 1, 1993 between Biomatrix, Inc. and Julius A. Vida, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.20 1994 Stock Option Plan. Filed as an exhibit to the Company's proxy statement filed pursuant to Rule 14a-6 dated June 7, 1994, as filed as an Exhibit to the 1995 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.21 Non-employee director stock option plan. Filed as an exhibit to the Company's proxy statement filed pursuant to Rule 14a-6 dated May 23, 1995, as filed as an Exhibit to the 1995 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.22 United States Distribution Agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

      10.23 Restated Distribution Agreement between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited dated April 9, 1996, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

      10.24 Agreement of Lease, dated April 18, 1996, between Ridgefield Associates and Biomatrix, Inc., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

      10.25 International Distribution Agreement, dated June 14, 1996, between Biomatrix, Inc. and Collagen Corporation, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

      10.26 Employment Agreement, dated April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to
              Item 14(c) of this report.

      10.27 Amendment dated March 31, 1996 to the Consulting Agreement, dated June 1, 1993, between Biomatrix Inc. and Julius A. Vida, as filed as and Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.28 Restricted Stock Purchase Agreement, date April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs, as filed as an Exhibit to the
              Schedule 13D of Rory B. Riggs filed with the Commission on June 24, 1996 and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.29 Secured Promissory Note, dated April 2, 1996, by Rory B. Riggs and Biomatrix Inc., as filed as an Exhibit to the Schedule 13D of Rory
              B. Riggs filed with the Commission on June 24, 1996 and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.30 Stock Pledge Agreement, dated April 2, 1996, between Rory B. Riggs and Biomatrix Inc., as filed as an Exhibit to the Schedule 13D of Rory B. Riggs filed with the Commission on June 24, 1996 and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.31 Distribution Agreement dated December 17, 1996, between Biomatrix, Inc. and Boehringer Ingelheim France, S.A. as filed as an Exhibit to the 1996 annual report on Form 10-K, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

      10.32 United States Licensing Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended March 31, 1997, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

      10.33 International Licensing Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended March 31, 1997, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

      10.34 Supply Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended March 31, 1997, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

      10.35 Trademark License Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended March 31, 1997, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

      10.36 Form of Restricted Stock Purchase Agreement under the Company's 1997 Restricted Stock Plan as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended June 30, 1997, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.37 Form of Secured Promissory Note under the Company's 1997 Restricted Stock Plan as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended June 30, 1997, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      10.38 Form of Stock Pledge Agreement under the Company's 1997 Restricted Stock Plan as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended June 30, 1997, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

      21      List of Subsidiaries.

      23.1 Consent of Coopers & Lybrand L.L.P., independent auditors of the Company.

      27.1 Financial Data Schedules, including restatement of schedules previously filed to reflect the adoption of SFAS 128, "Earnings per Share."

------------------

REPORT ON FORM 8-K
       None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     BIOMATRIX, INC.


                     By: /s/  ENDRE A. BALAZS
                        ----------------------------
                           (Endre A. Balazs)
                     Chief Executive Officer, Chief Scientific Officer, Director

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                        Title                            Date
                  ---------                                        -----                            ----
         /s/  ENDRE A. BALAZS
     ------------------------------------------          Chief Executive Officer, Chief        March 30, 1998
                 (Endre A. Balazs)                        Scientific Officer, Director
                                                          (Principal Executive Officer)


         /s/  MAXINE SEIFERT
     ------------------------------------------          Chief Financial Officer               March 30, 1998
                 (Maxine Seifert)                         (Principal Finance and
                                                          Accounting Officer)

         /s/  RORY B. RIGGS
     ------------------------------------------          President, Director                   March 30, 1998
                 (Rory B. Riggs)


         /s/  JANET L. DENLINGER
     ------------------------------------------          Executive Vice President,             March 30, 1998
                 (Janet L. Denlinger)                     Director


         /s/  H. STUART CAMPBELL
     ------------------------------------------          Chairman of the Board of              March 30, 1998
                 (H. Stuart Campbell)                     Directors


         /s/   KURT MARK
     ------------------------------------------          Director                              March 30, 1998
                     (Kurt Mark)


         /s/   JUSTIN P. MORREALE
     ------------------------------------------          Director                              March 30, 1998
                     (Justin P. Morreale)


         /s/   JULIUS A. VIDA
     ------------------------------------------          Director                              March 30, 1998
                     (Julius A. Vida)

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:
                                                                                              Page
                                                                                              ----
    Report of Independent Accountants.....................................................    F-2

    Consolidated Balance Sheets as of December 31, 1997 and 1996..........................    F-3

    Consolidated Statements of Operations for the years ended December 31,
      1997, 1996 and 1995.................................................................    F-4

    Consolidated Statements of Changes in Shareholders' Equity for
      the years ended December 31, 1997, 1996 and 1995....................................    F-5

    Consolidated Statements of Cash Flows for the years ended December 31,
      1997, 1996 and 1995.................................................................    F-6

    Notes to Consolidated Financial Statements............................................    F-7 to F-19



    Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders and
Board of Directors of
Biomatrix, Inc.


     We have audited the accompanying consolidated balance sheets of Biomatrix, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biomatrix, Inc. and subsidiaries as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.







                                        COOPERS & LYBRAND L.L.P.


Parsippany, New Jersey
February 23, 1998

                        BIOMATRIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                     -----------------------------
                                                                         1997             1996
                                                                         ----             ----
   ASSETS
Current assets:
    Cash and cash equivalents ...................................    $ 17,387,085     $  3,034,764
    Held-to-maturity investments ................................            --         10,603,358
    Accounts receivable, less allowance for doubtful accounts
        of $25,500 in 1997 and 1996 .............................       3,517,112        1,230,456
    Inventory, at lower of cost or market .......................       3,111,351          727,083
    Prepaid expenses and other current assets ...................       1,903,528          730,302
                                                                     ------------     ------------

    Total current assets ........................................      25,919,076       16,325,963
Property, plant and equipment, net ..............................      17,780,526        9,506,005
Other assets ....................................................         525,045          162,059
                                                                     ------------     ------------

              Total assets ......................................    $ 44,224,647     $ 25,994,027
                                                                     ============     ============

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of notes payable ............................    $    162,210     $    154,566
    Current portion of capital lease obligations ................          16,062           12,842
    Accounts payable ............................................         784,894          724,743
    Accrued expenses ............................................       3,053,770        1,599,419
                                                                     ------------     ------------

    Total current liabilities ...................................       4,016,936        2,491,570
Notes payable less current maturities ...........................         935,478        1,127,343
Capital lease obligations less current maturities ...............       4,663,715        4,671,179
                                                                     ------------     ------------

      Total liabilities .........................................       9,616,129        8,290,092
                                                                     ------------     ------------

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued ........            --               --
   Common stock, $.0001 par value: 60,000,000 and 20,000,000
     authorized;  11,013,035 and 10,587,615 issued and 10,966,888
     and 10,584,801 outstanding in 1997 and 1996, respectively ..           1,101            1,059
Additional paid-in capital ......................................      59,813,585       56,682,755
Notes receivable - related parties ..............................      (2,868,538)      (2,450,000)
Accumulated deficit .............................................     (19,826,634)     (35,564,348)
Equity adjustment from foreign currency translation .............      (1,570,085)        (953,571)
Treasury stock, 46,147 and 2,814 shares of common stock at cost
     in 1997 and 1996, respectively .............................        (940,911)         (11,960)
                                                                     ------------     ------------

              Total shareholders' equity ........................      34,608,518       17,703,935
                                                                     ------------     ------------

              Total liabilities and shareholders' equity ........    $ 44,224,647     $ 25,994,027
                                                                     ============     ============


                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Years ended December 31,
                                                     ----------------------------------------------
                                                          1997             1996             1995
                                                          ----             ----             ----
Net product sales ...............................    $ 11,734,908     $  4,950,652     $  3,613,769
Income from licenses, royalties, research
     contracts and grants .......................      20,829,348       10,628,260        7,457,096
                                                     ------------     ------------     ------------
     Total revenues .............................      32,564,256       15,578,912       11,070,865
                                                     ------------     ------------     ------------

Costs and expenses:
     Cost of goods sold .........................       3,609,907        2,563,060        1,911,426
     Research and development expenses ..........       5,927,142        5,484,655        5,136,957
     Selling, general and administrative expenses       7,806,392        5,320,162        4,942,946
                                                     ------------     ------------     ------------
      Total costs and expenses ..................      17,343,441       13,367,877       11,991,329
                                                     ------------     ------------     ------------

Income (loss) from operations ...................      15,220,815        2,211,035         (920,464)

Interest expense ................................        (105,696)        (117,465)        (107,071)
Interest and miscellaneous income ...............       1,158,595          811,567          808,254
                                                     ------------     ------------     ------------
Income (loss) before taxes ......................      16,273,714        2,905,137         (219,281)

Provision for income taxes ......................         536,000          135,000             --
                                                     ------------     ------------     ------------
Net income (loss) ...............................    $ 15,737,714     $  2,770,137     $   (219,821)
                                                     ============     ============     ============


Net income (loss) per share:
      Basic .....................................    $       1.44     $       0.27     $      (0.02)
                                                     ============     ============     ============
      Weighted average shares outstanding .......      10,894,769       10,434,230        9,876,587
                                                     ============     ============     ============

      Diluted ...................................    $       1.39     $       0.25     $      (0.02)
                                                     ============     ============     ============
      Diluted shares outstanding ................      11,327,206       10,895,026        9,876,587
                                                     ============     ============     ============


                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                Capital stock $.0001 Par Value                                     Equity
                              -----------------------------------                                Adjustment        Treasury
                                  Common-voting                        Notes                        From             Stock
                              --------------------    Additional     Receivable-                   Foreign     --------------------
                                Shares       Par        Paid-in       Related      Accumulated     Currency     Shares
                                Issued      Value       Capital       Parties        Deficit     Translation     Held       Cost
                              ----------   -------    -----------  -------------  -------------  ------------   -------  ----------
Balance at December 31, 1994   9,472,783   $   947    $49,146,825                 $(38,115,204)  $  (836,139)   (2,814)  $ (11,960)

Sale of Common Stock             550,000        55      3,830,845
Compensatory stock options,
    net of forfeitures                                     44,000
Options exercised                103,166        11        264,553
Adjustments resulting from
    translation adjustments                                                                           11,157
Net loss - 1995                                                                       (219,281)
                              ----------    ------    -----------  ------------   ------------   -----------   -------   ---------
Balance at December 31, 1995  10,125,949     1,013     53,286,223                  (38,334,485)     (824,982)   (2,814)    (11,960)

Sale of Common Stock             200,000        20      2,449,980
Compensatory stock options,
    net of forfeitures                                     27,362
Options exercised                261,666        26        919,190
Adjustments resulting from
    translation adjustments                                                                         (128,589)
Note receivable-related party                                      $ (2,450,000)
Net income - 1996                                                                    2,770,137
                              ----------    ------    -----------  ------------   ------------   -----------   -------   ---------
Balance at December 31, 1996  10,587,615     1,059     56,682,755    (2,450,000)   (35,564,348)     (953,571)   (2,814)    (11,960)

Sale of Common Stock to
Related Parties                  133,000        13      2,294,208
Purchase of Treasury Stock                                                                                     (43,333)   (928,951)
Compensatory stock options                                 68,388
Options exercised                292,420        29        768,234
Adjustments resulting from
     translation adjustments                                                                        (616,514)
Note receivable-related
parties                                                                (418,538)
Net income - 1997                                                                   15,737,714
                              ----------    ------    -----------  ------------   ------------   -----------   -------   ---------
Balance at December 31, 1997  11,013,035    $1,101    $59,813,585  $ (2,868,538)  $(19,826,634)  $(1,570,085)  (46,147)  $(940,911)
                              ==========    ======    ===========  ============   ============   ===========   =======   =========


                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     December 31,
                                                                   -----------------------------------------------
                                                                        1997             1996             1995
                                                                        ----             ----             ----
Cash flows from operating activities:
     Net income (loss) ..........................................    $ 15,737,714     $  2,770,137     $   (219,281)
                                                                     ------------     ------------     ------------
     Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
         Depreciation and amortization ..........................         719,230          562,534          534,128
         Amortization of deferred income ........................            --               --         (1,943,050)
         Stock option compensation ..............................          68,388           27,499           44,000
     Change in assets and liabilities:
      Accounts receivable .......................................      (2,391,174)        (196,177)        (604,711)
      Inventory .................................................      (2,458,089)         (68,971)         (56,304)
      Prepaid expenses and other current assets .................      (1,185,251)        (284,629)         (48,629)
      Other assets ..............................................        (414,398)         (49,892)         (54,992)
      Accounts payable, accrued expenses and deferred income ....       1,220,625          475,702         (169,862)
                                                                     ------------     ------------     ------------
        Total adjustments .......................................      (4,440,669)         466,066       (2,299,420)
                                                                     ------------     ------------     ------------
Net cash provided by (used in) operating activities .............      11,297,045        3,236,203       (2,518,701)
                                                                     ------------     ------------     ------------

Cash flows from investing activities:
     Capital expenditures .......................................      (9,140,447)        (765,599)        (263,592)
     Purchases of held-to-maturity investments ..................            --        (18,563,530)      (6,506,796)
     Maturity of held-to-maturity investments ...................      10,603,358        9,558,569       13,646,583
                                                                     ------------     ------------     ------------
Net cash provided by (used in) investing activities .............       1,462,911       (9,770,560)       6,876,195
                                                                     ------------     ------------     ------------

Cash flows from financing activities:
     Payments of notes payable and capital leases ...............        (139,180)        (230,949)        (132,958)
     Stock options exercised ....................................         768,263          919,216          264,563
     Repurchase of common stock .................................        (928,951)            --               --
     Sale of common stock .......................................       1,890,000             --          3,830,900
                                                                     ------------     ------------     ------------
Net cash provided by financing activities .......................       1,590,132          688,267        3,962,505
                                                                     ------------     ------------     ------------
Effect of exchange rate changes on cash .........................           2,233           (8,015)          87,542
                                                                     ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents ............      14,352,321       (5,854,105)       8,407,541
Cash and cash equivalents at beginning of period ................       3,034,764        8,888,869          481,328
                                                                     ------------     ------------     ------------
Cash and cash equivalents at end of period ......................    $ 17,387,085     $  3,034,764     $  8,888,869
                                                                     ============     ============     ============

Supplemental cash flow data:
     Interest paid, net of capitalized interest .................    $    105,696     $    117,465     $    107,071
     Income taxes paid ..........................................    $    220,000     $    135,000             --
Non-cash investing and financing:
     Capital expenditures financed by capital lease obligations..    $       --       $  4,681,350             --
     Sale of common stock financed with note receivable .........    $    418,538     $  2,450,000             --


                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

         Biomatrix, Inc. (the "Company") was founded in 1981 to develop, manufacture and commercialize a series of proprietary viscoelastic products made of biological polymers called hylans for use in therapeutic medical applications and skin care. Hylans are chemically modified forms of the naturally occurring hyaluronan (also known as hyaluronic acid or sodium hyaluronate). Hylans are the second generation of viscoelastics used in medicine, and are characterized by significantly enhanced physical (rheological) properties (elasticity, viscosity and pseudoplasticity) as compared to naturally occurring hyaluronan, from which the first generation viscoelastics are made. The discovery of hylans has allowed the Company to develop a range of patented products with superior viscoelastic properties in the forms of fluids, gels and solids. The Company's operations consist of therapeutic medical products, skin care intermediate products and toxicity testing. The Company's business is subject to certain risks and uncertainties, including but not limited to obtaining and enforcing patents, the uncertainties associated with the regulatory approval process, manufacturing, competition, product liability, reimbursement, and successful commercialization of its products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Biomatrix UK, Biomatrix France SARL, Biomatrix Switzerland GmbH, Biomatrix Svenska AB, and its majority-owned subsidiary, Biomatrix Medical Canada Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Property, Plant and Equipment

      Property, plant and equipment is recorded at cost.

   Depreciation and Amortization

      Building, research laboratory equipment, office equipment and manufacturing equipment are depreciated on the straight-line method over their estimated useful lives. Capital leases and leasehold improvements are amortized on the straight-line method over the estimated useful life of the property or the terms of the related lease, whichever is shorter. Expenditures for additions, major renewals and improvements are capitalized and expenditures for maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized in income for the period.

   Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized. There were no impaired long-lived assets at December 31, 1997.

   Cash and Cash Equivalents

      Cash and cash equivalents include highly liquid short-term investments in money market funds, at cost, and U.S. Government or Government Agency securities, at amortized cost, purchased with a maturity of less than three months.

   Fair Value of Financial Instruments

      Cash, accounts receivable, accounts payable and accrued liabilities are reflected in the financial statement at fair value because of the short-term maturity of those instruments. The fair value of the Company's notes payable and capital lease obligations (including current installments) are estimated based on the current rate offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's notes payable and capital lease obligations approximates the carrying value at December 31, 1997 and 1996.

                        BIOMATRIX, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Inventory

      Inventory is stated at the lower of cost or market and costs are removed on a first-in first-out (FIFO) basis.

   Investments

      Investments, which typically consist of U.S. Government and Government Agency Securities, are classified as held-to-maturity and are reported at amortized cost, which approximates market.

   Revenue Recognition

      The Company's product revenue is recognized at the time the products are shipped. Revenue from non-refundable license payments is recognized in the period earned, which is when all related material commitments have been satisfied. Research contract revenue is recognized at the time the service is performed.

   Risks and Uncertainties

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Income Taxes

      Deferred taxes are provided on the liability method, in accordance with SFAS No. 109, whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portions or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   Foreign Currency Translation

      The assets and liabilities of the Company's subsidiaries are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are accumulated in a separate component of shareholders' equity. Gains and (losses) resulting from foreign currency transactions (transactions denominated in a currency other than the Company's functional currency) are included in miscellaneous income.

   Net Income (Loss) Per Common Share

      The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" which requires the presentation of basic earnings per share and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. Common share equivalents have not been included when the Company generated a loss because their effect would be anti-dilutive. Prior periods have been restated to reflect the new standard. A reconciliation of weighted average shares outstanding from basic to diluted is as follows:

                                                    1997          1996         1995
                                                    ----          ----         ----
Weighted average shares outstanding - Basic      10,894,769    10,434,230    9,876,587
Dilutive effect of stock options                    432,437       460,796         --
                                                 ----------    ----------    ---------
Weighted average shares outstanding - Diluted    11,327,206    10,895,026    9,876,587
                                                 ==========    ==========    =========

Reclassification

      Certain amounts in the 1996 and 1995 consolidated statements of operations and the 1996 consolidated balance sheet have been reclassified in order to conform to the 1997 presentation.

                        BIOMATRIX, INC. AND SUBSIDIARIES

3. INVENTORIES

      Inventories at December 31, 1997 and 1996 consisted of:

                                                     1997                 1996
                                                     ----                 ----
Finished goods .......................            $  630,316            $148,925
Work-in-process ......................             1,568,682             300,704
Raw materials ........................               912,353             277,454
                                                  ----------            --------
                                                  $3,111,351            $727,083
                                                  ==========            ========

4. NOTES RECEIVABLE - RELATED PARTIES

      Notes receivable - related parties relate to the acquisition of common stock of the Company at fair market value by several officers of the Company during 1997 and 1996. The notes are with recourse and are payable with simple interest upon maturity. The notes mature in April 2000 and May 2007 in the amounts of $2,450,000 and $418,538, respectively. All notes issued during 1997 have been for common stock issued pursuant to the Company's 1997 Restricted Stock Plan.

5. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 1997 and 1996 consisted of:

                                                                                   Estimated
                                                       1997            1996       Useful Life
                                                       ----            ----       -----------
Land and building ............................    $  2,367,451     $ 2,470,753      25 years*
Research laboratory equipment ................       2,111,897       1,682,086     5-10 years
Construction in progress .....................      11,840,269       5,017,089        N/A
Manufacturing equipment ......................       3,167,458       1,959,203     5-10 years
Office equipment .............................       1,449,192         883,630     3-10 years
Leasehold improvements .......................       1,075,688       1,075,688     1-7 years
                                                  ------------     -----------
                                                    22,011,955      13,088,449
Less accumulated depreciation and amortization      (4,231,429)     (3,582,444)
                                                  ------------     -----------
                                                  $ 17,780,526     $ 9,506,005
                                                  ============     ===========

* Buildings only

      Depreciation expense for the three years ended December 31, 1997, 1996 and 1995 was, $719,230, $562,534 and $534,128, respectively. Capitalized interest for the years ended December 31, 1997 and 1996 was $417,307 and $94,940, respectively. Repairs and maintenance expenses for the three years ended December 31, 1997, 1996 and 1995 were $138,864, $125,715 and $87,882, respectively.

      Assets recorded under capital leases as of December 31, 1997 and 1996 are included in construction in progress in the amount of $4,591,145 and office equipment in the amount of $90,205. Accumulated amortization related to the office equipment under capital lease was $21,048 and $9,020 as of December 31, 1997 and 1996, respectively.

6. ACCRUED EXPENSES

      Accrued expenses at December 31, 1997 and 1996 consisted of:

      Accrued Expenses:                                                          1997              1996
                                                                                 ----              ----
         Environmental expenses......................................         $  685,610        $  700,610
         Accrued personnel expenses..................................          1,014,518           546,031
         Taxes payable...............................................            316,000                 -
         Other accrued expenses......................................          1,037,642           352,778
                                                                              ----------        ----------
                                                                              $3,053,770        $1,599,419
                                                                              ==========        ==========

                        BIOMATRIX, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Notes Payable:                                                             1997                1996
                                                                                 ----                ----
         Mortgage note, payable in monthly installments through
            July 2001................................................        $   448,174          $  501,901
         Construction and  equipment loan............................            649,514             780,008
      Capital lease obligations......................................          4,679,777           4,684,021
                                                                             -----------          ----------
                   Total ............................................          5,777,465           5,965,930
         Less current maturities.....................................           (178,272)           (167,408)
                                                                             -----------          ----------
                                                                             $ 5,599,193          $5,798,522
                                                                             ===========          ==========

      In connection with its acquisition of a manufacturing facility, the Company's majority-owned Canadian subsidiary obtained a $668,870 mortgage with an annual interest rate of 11.25% and final payment of $525,053 due in June 1996. In July 1996, the Company refinanced the final payment with another mortgage that accrues interest at an annual rate of 9.5% and has a final payment of $323,785 due in June 2001.

      The Company's majority-owned Canadian subsidiary obtained a $950,069 construction and manufacturing equipment loan from the Canadian government of which $840,064 and $110,005 was funded in 1993 and 1994, respectively. Interest on the loan accrues at the prevailing annual variable rate, which was approximately 7.5% at December 31, 1997 and 7% at December 31, 1996. In January 1996, the Company amended the repayment terms of the agreement, whereby the Company will make quarterly principal payments and a final payment in 2001. The principal payments shall correspond to 30% of the Canadian subsidiary's quarterly net profit (excluding depreciation), with an annual maximum of $167,800 and an annual minimum of $97,900. The loan agreement contains covenants that require the maintenance of certain financial ratios by the Canadian subsidiary.

      In September 1996, the Company entered into a capital lease of a building in which the Company intends to locate its U.S. manufacturing facility. This lease has been accounted for as a capital lease and has an imputed interest rate of approximately 9%. Within the first three years of this 10-year lease, the Company has an option to acquire this building at a price of approximately $4,500,000. Should the Company not exercise its option within this three- year period, the landlord has the right to require the purchase by the Company of this building for approximately the same price.

      Future minimum payments due under the note payable, mortgage and capital lease obligations are as follows at December 31, 1997:

     Year                                                               Amount
     ----                                                               ------
     1998......................................................       $  643,254
     1999......................................................        5,174,395
     2000......................................................          199,971
     2001......................................................          684,586
                                                                      ----------
     Total minimum payments....................................       $6,702,206
     Less - amount representing interest.......................         (924,741)
                                                                      ----------
     Principal obligations.....................................        5,777,465
     Less - current portion....................................         (178,272)
                                                                      ----------
                                                                      $5,599,193
                                                                      ==========

                        BIOMATRIX, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)

   Line of Credit

      The Company has a $387,777 credit agreement with a Canadian bank with an interest rate at prime + 1/2 %. There were no borrowings outstanding at December 31, 1997.

8. CAPITAL STOCK

      On March 2, 1995, the Company completed a private sale of 250,000 shares of common stock to Recordati Industria Chimica e Farmaceutica S.p.A. ("Recordati"). Net proceeds to the Company related to this sale were $2,000,000. In July 1997, the Company repurchased 43,333 shares of common stock from Recordati. This purchase required approximately $929,000 of funds and these shares are included at cost on the balance sheet as treasury stock.

      On July 19, 1995, the Company completed a private sale of 300,000 shares of common stock at fair market value to a member of the Company's Board of Directors. Net proceeds to the Company related to this sale were $1,830,900. On April 2, 1996, the Company completed a private sale of 200,000 shares of common stock at fair market value to an officer of the Company. The aggregate purchase price of $2,450,000 was financed in full with a full recourse promissory note issued from the Company. On May 29, 1997, the Company completed a sale of 28,000 shares of restricted common stock to several officers and directors of the Company. The aggregate purchase price of $418,538 was financed with full recourse promissory notes issued from the Company. On June 30, 1997, the Company completed a sale of 105,000 shares of restricted common stock at fair market value to several officers of the Company. Proceeds to the Company related to this sale were $1,890,000.

      The 3,000 shares of authorized preferred stock are issuable by the Board of Directors. The terms, designations and other criteria are determinable by the Board of Directors upon issuance.

      In June 1991, Biomatrix, Inc. capitalized Biomatrix Medical Canada ("BMC"). In connection with this transaction additional capital was raised through a Canadian venture capital firm for which it received 62,500 shares of Class A stock in BMC. The rights attached to the Class A stock are identical to the common stock except there is a liquidation preference over the common stock and a right to exchange the Class A stock into 38,461 shares of Biomatrix, Inc. common stock. These shares are exchangeable at the discretion of the venture capital firm, and as such are included in the basic and diluted earnings per share calculation.

9. INCOME TAXES

                                                Year Ended December 31,
                                      --------------------------------------------
                                           1997            1996            1995
                                           ----            ----            ----
Income (loss) before income taxes:
      Domestic ...................    $ 17,213,000     $ 3,881,000     $(1,185,000)
      Foreign ....................        (939,000)       (976,000)        966,000
                                      ------------     -----------     -----------
                                      $ 16,274,000     $ 2,905,000     $  (219,000)
                                      ============     ===========     ===========
Income tax provision:
      Domestic, Federal ..........    $    350,000     $   135,000            --
      Domestic, State ............         186,000            --              --
      Foreign ....................            --              --              --
                                      ------------     -----------     -----------
                                      $    536,000     $   135,000            --
                                      ============     ===========     ===========

                        BIOMATRIX, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

A reconciliation of the United States federal statutory rate to the Company's effective tax rate for the years ended December 31, 1997, 1996, and 1995 is as follows:

                                                        1997      1996      1995
                                                        ----      ----      ----
Statutory federal corporate rate .................      35.0%     34.0%     34.0%
State income taxes, net of federal tax benefit ...       1.0       --        --
Foreign taxes ....................................       2.0       --        --
Benefit of net operating losses ..................     (35.8)    (34.0)    (34.0)
Change in valuation allowance ....................      (1.1)      --        --
Alternative minimum tax ..........................       2.2       4.6       --
                                                       -----     -----     -----
Effective tax rate ...............................       3.3%      4.6%      0.0%
                                                       =====     =====     =====

      Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                     Deferred Tax Assets
                                               --------------------------------
                                                    1997                1996
                                                    ----                ----
Net operating losses ...................       $  4,517,000        $  8,729,000
Research credits .......................          2,809,000           2,490,000
Environmental reserve ..................            302,000             280,000
Depreciation ...........................            316,000             160,000
Alternative minimum tax credit .........            348,000             135,000
Other ..................................          1,146,000           1,206,000
                                               ------------        ------------
                                                  9,438,000          13,000,000
   Valuation allowance .................         (9,438,000)        (13,000,000)
                                               ------------        ------------
         Total deferred taxes ..........       $       --          $       --
                                               ============        ============

      The Company's valuation allowance of $9,438,000 was provided on the deferred tax assets due to the uncertainty of realization.

      The Company has available U.S. federal net operating loss carryforwards at December 31, 1997 of approximately $6,505,000 which expire at various times from December 31, 2002 through December 31, 2010. The tax benefits related to approximately $2,779,000 of the U.S. federal net operating losses at December 31, 1997 relate to stock option deductions which will be credited to additional paid in capital when recognized. The Company has foreign federal net operating loss carryforwards of approximately $6,033,000 which expire at various times from December 31, 2001 through December 31, 2004 and foreign provincial net operating loss carryforwards of approximately $2,845,000 which expire at various times from December 31, 2001 through December 31, 2004. In addition, the Company has U.S. and foreign tax credits carryovers at December 31, 1997 of approximately $2,899,000 and $258,000 respectively. The U.S. tax credits expire at various times beginning December 31, 1998 through December 31, 2012 while the alternative minimum tax credit and foreign tax credits carryover indefinitely.

                        BIOMATRIX, INC. AND SUBSIDIARIES

10. COMMITMENTS

   Operating Lease

      The Company occupies office, laboratory and manufacturing space under a lease expiring in July 1999. Rent expense for operating leases charged to operations for the years ended December 31, 1997, 1996 and 1995 approximated $475,525, $440,441 and $419,693, respectively. Future minimum operating lease payments for the facility and other items are:

          1998............................................  $ 440,594
          1999............................................    233,760
          2000............................................     34,260
          2001............................................     17,130
                                                            ---------
          Total minimum obligations.......................  $ 725,744
                                                            =========

   License Agreements

      In November 1993 and June 1994, the Company entered into license and distribution agreements with Syntex Pharmaceuticals International Limited ("Syntex") to market Synvisc in selected European countries and South Africa. In return, for the exclusive marketing rights, Syntex paid up-front payments in 1993 and 1994 of $1,230,000, and $5,003,125, respectively. Subsequent to these agreements, Syntex was acquired by Roche AB, ("Roche"), a subsidiary of F. Hoffmann-LaRoche Ltd. In 1995, the Company received approval to market Synvisc in the European Economic Area ("EEA") and as a result, the amount of revenue previously included in deferred income, $1,030,000, was earned, and accordingly is included in income from licenses in 1995. Subsequent to the acquisition of Syntex by Roche, in the fourth quarter of 1995 the Company signed an agreement with Roche reacquiring the marketing rights to Synvisc for all countries identified in the previous agreements, except for Sweden and South Africa. The Company received a non-refundable initial payment in 1995 and a non-refundable final payment in 1996 in connection with the finalization of this agreement, which amounts have been included in income from licenses in the respective years.

      In March 1995, the Company entered into a distribution agreement with Recordati. The agreement provides Recordati with exclusive marketing rights for Synvisc in Italy.

      In September 1995, the Company entered into a distribution agreement with Rhone-Poulenc Rorer Canada Inc. ("RPR"). The agreement provides RPR with exclusive marketing rights for Synvisc in Canada. In return, in 1995, the Company received an up-front non-refundable license fee payment of $3,500,000, which amount has been included in income from licenses, and could receive a one-time milestone payment of $2,000,000 if sales reach a certain level. Additionally, the Company manufactures and supplies Synvisc for a contractual percentage of RPR's sales price.

      In June 1996, the Company entered into a distribution agreement with Collagen Corporation ("Collagen"). The agreement provides Collagen with exclusive marketing rights for Hylaform in Europe, Canada, Japan, Australia and other select countries. In return, the Company received an up-front, non-refundable payment of $5,000,000 in consideration of the costs and expenses that have been incurred by the Company related to the research and development of Hylaform. The Company will also receive a royalty based upon sales of Collagen's dermal augmentation products as well as an additional royalty on the potential growth of Collagen's total dermal augmentation business. Additionally, the Company manufactures and supplies Hylaform to Collagen for a contractual percentage of Collagen's sales price. The Company has also entered into a distribution agreement with Collagen for the United States. Under such agreement, Collagen has an option for exclusive distribution rights to Hylaform in the United States for an additional payment of $7,000,000, upon and subject to, FDA approval.

                        BIOMATRIX, INC. AND SUBSIDIARIES

10. COMMITMENTS (CONTINUED)

      In December 1996, the Company entered into a distribution agreement with Boehringer Ingelheim France, S.A. ("Boehringer Ingelheim"). The agreement provides Boehringer Ingelheim with exclusive marketing rights for Synvisc in France. In return, the Company received an up-front non-refundable payment of $1,000,000, which has been included in income from licenses in 1996 and could receive milestone payments of up to $7,000,000 if sales reach certain levels. The Company manufactures and supplies Synvisc to Boehringer Ingelheim for a contractual percentage of Boehringer Ingelheim's sales price. Additionally, Boehringer Ingelheim reimburses the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of area business consultants to assist in selling Synvisc in France.

       In February 1997, the Company entered into a distribution agreement with Wyeth-Ayerst Laboratories ("Wyeth"), a division of American Home Products. The agreement provides Wyeth with exclusive marketing rights to Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. In 1997, the Company received various non-refundable payments totaling $17,000,000. The Company is expecting to receive a milestone payment of $6,000,000 in the fourth quarter of 1998 and could receive additional payments in the future if sales reach certain levels. The Company manufactures and supplies Synvisc to Wyeth for a contractual percentage of Wyeth's sales price. Additionally, Wyeth reimburses the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of area business consultants to assist in selling Synvisc in Europe and the United States.

      In April 1997, the Company entered into a distribution agreement with Bayer AG ("Bayer"). The agreement provides Bayer with exclusive marketing rights to Synvisc in Australia, Indonesia, Israel, Malaysia, New Zealand, Singapore, Taiwan and Thailand. In return the Company received an up-front non-refundable payment of $3,000,000 and could receive a milestone payment of $2,000,000 upon certain approvals or if sales reach a certain level. The Company will manufacture and supply Synvisc to Bayer for a contractual percentage of Bayer's sales price. Additionally, Bayer will reimburse the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining several area business consultants to assist in selling Synvisc in certain countries.

      Under the terms of separate agreements with each of three shareholders, the Company is required to pay a 5% royalty on sales of three hylan products used in skin care applications. These royalties aggregated approximately $47,009, $49,081, and $43,500 for the years ended December 31, 1997, 1996 and
1995, respectively.

   Research and Development Agreements

      The Company entered into agreements with Pharmacia & Upjohn, Inc. ("Pharmacia") in 1992, and granted Pharmacia an exclusive worldwide license to use, manufacture, market and sell its hylan fluid for use in human ophthalmic viscosurgery. Under the terms of the agreements, the Company recorded royalty revenue of $500,000 and $915,681 in 1996 and 1995, respectively. In July 1996, under the terms of the agreement, Pharmacia exercised its right to terminate this agreement effective March 1996 and in connection with the termination paid the Company $1,000,000 which has been included in income from royalties for the year ended December 31, 1996.

      In July 1991, the Company entered into an agreement with Pharmacia to perform certain toxicity testing. The Company received $579,348, $542,520 and $494,400 of research and development revenues relating to this testing for the years ended December 31, 1997, 1996, and 1995, respectively. Such amounts have been included in research contract revenue.

                        BIOMATRIX, INC. AND SUBSIDIARIES

10. COMMITMENTS (CONTINUED)

      During February 1990, the Company and its wholly owned subsidiary, Biomatrix Svenska AB, entered into an agreement with a Swedish Limited Partnership, Up-Will Investor KB ("Up-Will"). Up-Will invested in Biomatrix Svenska AB in order that the Company could pursue the obtainment of regulatory approvals to manufacture and market Synvisc in Germany, France, Spain and the United Kingdom. Up-Will provided the Company Svenska AB with a total of approximately $1.5 million. In return, Up-Will shall receive a royalty from the Company equal to 6% of all net sales of Synvisc in the countries referred to above, for a period of 10 years from the date of first commercial sale in each country, regardless of whether the sales are made by the Company, Biomatrix Svenska AB or another party. At December 31, 1997, sales of Synvisc had been made in several of the agreement territories and therefore, royalties have been earned and accrued. The Company has the option to acquire all partnership interests of Up-Will at any time on three months' prior notice for cash equal to the investment plus an amount sufficient to provide Up-Will with a 46% rate of return, compounded annually, exclusive of royalties or any other payments.

11. STOCK OPTIONS

      The Company has two fixed option plans which reserve shares of common stock for issuance to executives, employees and directors. The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized to the extent applicable in the financial statements with respect to the two plans in accordance with APB
25. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of Statement of Financial Accounting Standards No. 123 "Accounting For Stock Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                              1997             1996            1995
                                                              ----             ----            ----
Net income (loss) - as reported ...................       $15,737,714       $2,770,137      $(219,821)
Net income (loss)  - pro forma ....................        14,077,987        2,155,492       (379,126)
Net income (loss) per share - as reported (basic) .              1.44             0.27          (0.02)
Net income (loss) per share - pro forma (basic)  ..              1.29             0.20          (0.04)
Net income (loss) per share - as reported (diluted)              1.39             0.25          (0.02)
Net income (loss) per share - pro forma (diluted) .              1.24             0.19          (0.04)

      Since option grants awarded during 1997, 1996 and 1995 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown above are not likely to be representative of the effects on future years of the application of the fair value based method.

      The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 70%; risk-free interest rate of 5.85 to 6.79%; and expected lives of 6 years; and for grants in 1996 and 1995: dividend yield of 0%; expected volatility of 80%; risk-free interest rate of 5.43 to 6.66%; and expected lives of 6.5 years.

      Under the amended plan approved by the shareholders in May 1997, the total number of shares of common stock that may be granted is 2,500,000. In May 1995, the shareholders approved a Stock Option Plan for Non-Employee Directors of the Company. This plan authorizes the granting of options on 100,000 shares of common stock to directors who are not employees of the Company, who will automatically receive an option to acquire 6,000 shares upon election or re-election to the Board.

                        BIOMATRIX, INC. AND SUBSIDIARIES

11. STOCK OPTIONS (CONTINUED)

         These plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans is generally equal to the fair market value of the shares on the date of grant. The options are generally exercisable over four to five years. The options expire ten years from the grant date.

Information regarding these option plans for 1997, 1996 and 1995 is as follows:

                                             1997                            1996                           1995
                                 --------------------------    ----------------------------    ---------------------------
                                                  Weighted-                       Weighted-                      Weighted-
                                                   Average                         Average                        Average
                                                  Exercise                        Exercise                       Exercise
                                     Shares         Price          Shares           Price          Shares          Price
                                 ---------------  ---------    ---------------   ----------    ---------------   ---------
Options outstanding,
     beginning of year .......       816,527       $ 6.12          942,866       $    3.65       1,042,183        $ 3.32
Options exercised ............      (292,420)        2.63         (261,666)           3.10        (103,166)         2.56
Options granted ..............       410,800        17.67          175,300           15.32          71,700          7.50
Options canceled .............        (7,550)        9.67          (39,973)           5.29         (67,851)         4.27
Options outstanding,
     end of year .............       927,357       $12.29          816,527       $    6.12         942,866        $ 3.65

Option price range at
     end of year .............   $1.00 to $32.00               $1.00 to $17.25                 $2.00 to $12.00

Options exercisable,
     end of year .............       319,407       $ 6.12          515,646       $    3.18         667,263        $ 2.92

Option price range for
     exercised shares ........   $1.00 to $17.25               $2.00 to $7.50                  $2.00 to $4.75

Options available for grant
     at end of year ..........       840,483                       743,733                        372,830
Weighted-average fair value
     of options granted during
     the year ................        $11.98                        $11.67                          $5.62

      The following table summarizes information about stock options at December 31, 1997:

                                  Options Outstanding                     Options Exercisable
                     ----------------------------------------------   ----------------------------
                                       Weighted-
                                        Average           Weighted-                      Weighted-
                       Number          Remaining           Average      Number            Average
Range of             Outstanding      Contractual         Exercise    Exercisable        Exercise
Exercise Prices      at 12/31/97         Life               Price     at 12/31/97          Price
---------------      -----------      -----------        ----------   -----------        ---------
$ 1.00  - $ 2.00        57,642             5.34          $   1.97        57,642           $ 1.97
$ 4.63  - $ 4.75       278,365             6.46              4.74       201,190             4.73
$ 11.25 - $15.88       281,050             9.03             12.07        41,750            13.34
                                                                           ----
$17.25  - $32.00       310,300             9.28             21.19        18,825            17.52

      Compensation expense of $68,388, $27,499 and $44,000 was recorded for the years ended December 31, 1997, 1996 and 1995, respectively, in accordance with APB 25.

                        BIOMATRIX, INC. AND SUBSIDIARIES

12. RELATED PARTY TRANSACTIONS

      Included in accrued expenses at December 31, 1997 and 1996 is an amount of $47,009 and $49,081, respectively, relating to unpaid royalties to shareholders. Related party royalty expenses for the three years ended December 31, 1997, 1996 and 1995 were $47,009, $49,081 and $43,500, respectively.

      In July 1995, the Company received $1,800,000 related to the private sale of equity securities to a member of the Company's Board of Directors. In April 1996, the Company entered into a private sale of equity securities with an officer of the Company for $2,450,000. In May 1997 and June 1997, the Company entered into the private sale of restricted equity securities with several officers and directors of the Company for $418,538 and $1,890,000, respectively. Included in other assets at December 31, 1997 and 1996 is $274,780 and $110,250, respectively, related to interest receivable for notes issued to officers for the purchase of the Company's common stock.

13. CONTINGENCY

      In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Resources ("DER") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DER reviewed hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Additionally, the Company paid $15,000 during the first quarter of 1997; therefore, the reserve at December 31, 1997 was $685,610. The steering committee for the PRPs has prepared a buy-out proposal pursuant to a consent order with the DER. This buy-out proposal identifies each PRP's assigned portion of assumed total clean-up costs. The Company's assigned portion of the assumed clean-up costs within the proposal is currently less than its reserve, however there can be no assurance that the proposal will be accepted. When the final remedy is selected by the DER, the Company plans to settle out of the matter pursuant to the buyout proposal. The Company will monitor this situation and make any necessary adjustments to the reserve once additional information is available.

   Litigation

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

14. EMPLOYEE BENEFIT PLAN

      The Company adopted a defined contribution retirement savings plan effective January 1, 1992. Pursuant to Section 401k of the Internal Revenue Code, if a participant decides to contribute, a portion of the contribution can be matched by the Company. Company contributions and plan expenses paid by the Company on behalf of the plan amounted to $33,268, $22,370 and $14,281 for the year ended December 31, 1997, 1996, and 1995, respectively.

      Presently, the Company does not offer its employees postretirement or postemployment benefits. Therefore, the Company is not impacted by the Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits other than Pensions" or No. 112 "Employers' Accounting for Postemployment Benefits."

15. CONCENTRATION OF CREDIT RISK

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company's temporary cash investments consist primarily of cash and money market funds. Concentration of credit risk with respect to trade receivables exists due to the Company's dependence on a few customers. However, the Company has not sustained any losses related to these customers.

16. GEOGRAPHIC FINANCIAL INFORMATION

      Geographic information regarding the Company's operations for the years ended December 31, 1997, 1996 and 1995 is shown below. Sales to customers represent total net sales from the respective geographic area after elimination of intercompany transactions which were not material. Operating (loss) income is net revenues less operating costs after elimination of intercompany transactions which were not material. Identifiable assets are those assets used in the geographic area and are reflected after the elimination of intercompany balances.

                                      1997             1996             1995
                                      ----             ----             ----
Sales to Customers
     North America ..........    $ 11,693,692     $  4,950,652     $  3,613,769
     Europe .................          41,216             --               --
                                 ------------     ------------     ------------
                                 $ 11,734,908     $  4,950,652     $  3,613,769
                                 ============     ============     ============
Operating Income (Loss)
     North America ..........    $ 16,128,720     $  2,233,099     $   (721,263)
     Europe .................        (907,905)         (22,064)        (199,201)
                                 ------------     ------------     ------------
                                 $ 15,220,815     $  2,211,035     $   (920,464)
                                 ============     ============     ============
Identifiable Assets
     North America ..........    $ 43,648,263     $ 25,971,725     $ 17,346,899
     Europe .................         576,384           22,302           34,677
                                 ------------     ------------     ------------
                                 $ 44,224,647     $ 25,994,027     $ 17,381,576
                                 ============     ============     ============

         The Company had foreign export sales for the years ended December 31, 1997, 1996 and 1995 of $4,109,054, $1,653,337, and $742,032, respectively.

                        BIOMATRIX, INC. AND SUBSIDIARIES

17. MAJOR CUSTOMER AND LICENSE FEE DATA

      A significant portion of the Company's products are sold to customers under the terms of multiple-year marketing and distribution agreements. In many cases, a customer has paid license fees to the Company for the exclusive rights in the respective territory. Of the reported product sales for the years ended December 31, 1997, 1996 and 1995, four customers accounted for 84% (Customer A 20%, Customer C 10%, Customer D 40%, and Customer E 14%), three customers accounted for 90% (Customer A 40%, Customer B 25% and Customer C 25%), and two customers accounted for 68% (Customer A 48% and Customer B 20%), respectively. Of the reported income from licenses, royalties, research contracts, and grants for the years ended December 31, 1997, 1996 and 1995, two corporate partners accounted for 96% (Partner E 82% and Partner F 14%), three corporate partners accounted for 81% (Partner C 49%, Partner B 18% and Partner D 14%) and two corporate partners accounted for 76% (Partner A 47% and Partner B 29%), respectively.

18. IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. The Company is required to adopt this standard in 1998 and believes the principal additional component of comprehensive income that will be required to be disclosed is foreign currency translation.

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

19. SUBSEQUENT EVENTS

      In February 1998, the Company entered into a distribution agreement with Novartis Pharma AG ("Novartis"). The agreement provides Novartis with the exclusive marketing rights to Synvisc in Central America, South America, and the Caribbean. In return the Company received an up-front non-refundable payment of $1,500,000 and will receive an additional $1,600,000 on the earlier of the first anniversary of commercial launch or December 1999. The Company will manufacture and supply Synvisc to Novartis for a contractual percentage of Novartis' sales price. Additionally, Novartis will reimburse the Company for its costs of maintaining several area business consultants to assist in selling Synvisc in certain countries.