Form 10-Q
period 1998-03-31
BIOMATRIX INC
filed 1998-05-15
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED MARCH 31, 1998              COMMISSION FILE NUMBER 0-19373
                         -------------------------------

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

                                 (201) 945-9550
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X          No ____

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

         Class                                         March 31, 1998

Common stock, $ 0.0001 par value                         11,037,338

                                 BIOMATRIX, INC.

                                TABLE OF CONTENTS


                                                                                                   PAGE

PART I.           FINANCIAL INFORMATION

                  ITEM 1 - Unaudited Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets as of
                  March 31, 1998 and December 31, 1997 (Unaudited)...........................       3

                  Condensed Consolidated Statements of Operations for the
                  Three Months Ended March 31, 1998 and 1997 (Unaudited).....................       4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1998 and 1997 (Unaudited).....................       5

                  Notes to Condensed Consolidated Financial Statements.......................       6

                  ITEM 2

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................      10

PART II.          OTHER INFORMATION

                  ITEM 6

                  Exhibits and Reports on Form 8-K...........................................      14

                  Signatures.................................................................      15

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31,         December 31,
                                                                       1998                1997
                                                                   ------------        ------------
     ASSETS
Current assets:
   Cash and cash equivalents ...............................       $ 12,363,275        $ 17,387,085
   Accounts receivable, less allowance for doubtful accounts
     of $25,500 in 1998 and 1997 ...........................          4,096,007           3,517,112
   Inventory, at lower of cost or market ...................          3,550,065           3,111,351
   Prepaid expenses and other current assets ...............          1,888,102           1,903,528
                                                                   ------------        ------------
          Total current assets .............................         21,897,449          25,919,076
Property, plant and equipment, net .........................         24,205,699          17,780,526
Other assets ...............................................          1,832,910             525,045
                                                                   ------------        ------------
          Total assets .....................................       $ 47,936,058        $ 44,224,647
                                                                   ============        ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable ........................       $    160,421        $    162,210
   Current portion of capital lease obligations ............             16,641              16,062
   Accounts payable ........................................          2,748,564             784,894
   Accrued expenses ........................................          3,646,682           3,053,770
                                                                   ------------        ------------
           Total current liabilities .......................          6,572,308           4,016,936
Notes payable less current maturities ......................            936,871             935,478
Capital lease obligations less current maturities ..........          4,659,778           4,663,715
                                                                   ------------        ------------
           Total liabilities ...............................         12,168,957           9,616,129
                                                                   ------------        ------------

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued ...                 --                  --
   Common stock, $.0001 par value: 60,000,000 authorized;
     11,083,485 and 11,013,035 issued and 11,037,338 and
     10,966,888 outstanding  in 1998 and 1997, respectively               1,108               1,101
   Additional paid in capital ..............................         61,349,090          59,813,585
   Notes receivable - related parties ......................         (4,317,288)         (2,868,538)
   Accumulated deficit .....................................        (19,022,044)        (19,826,634)
   Accumulated other comprehensive loss ....................         (1,302,854)         (1,570,085)
   Treasury stock, 46,147 shares of common stock at cost ...           (940,911)           (940,911)
                                                                   ------------        ------------
           Total shareholders' equity ......................         35,767,101          34,608,518
                                                                   ------------        ------------
          Total liabilities and shareholders' equity .......       $ 47,936,058        $ 44,224,647
                                                                   ============        ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three  Months Ended
                                                                            March 31,

                                                                     1998                1997
                                                                 ------------        ------------
Revenues:
    Net product sales ....................................       $  4,565,054        $  1,902,287
    Income from licenses, royalties and research contracts          2,933,354           4,140,844
                                                                 ------------        ------------
          Total revenues .................................          7,498,408           6,043,131
                                                                 ------------        ------------

Costs and expenses:
    Cost of goods sold ...................................          1,514,495             876,155
    Research and development expenses ....................          2,152,057           1,380,419
    Selling, general and administrative expenses .........          2,918,296           1,408,892
                                                                 ------------        ------------
          Total costs and expenses .......................          6,584,848           3,665,466
                                                                 ------------        ------------

Income from operations ...................................            913,560           2,377,665

Interest expense .........................................            (25,566)            (27,037)
Interest and miscellaneous income ........................            291,596             195,107
                                                                 ------------        ------------
Income before taxes ......................................          1,179,590           2,545,735

Provision for income taxes ...............................            375,000                  --
                                                                 ------------        ------------

Net income ...............................................       $    804,590        $  2,545,735
                                                                 ============        ============


Net income per share:
    Basic ................................................       $       0.07        $       0.24
    Weighted average shares outstanding ..................         11,046,057          10,714,860

    Diluted ..............................................       $       0.07        $       0.23
    Weighted average diluted shares outstanding ..........         11,597,556          11,015,807






                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,

                                                                                  1998                1997
                                                                              ------------        ------------
Cash flows from operating activities:
    Net income ........................................................       $    804,590        $  2,545,735
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization ...............................            245,750             144,718
    Change in assets and liabilities:
          Accounts receivable .........................................           (541,645)           (348,930)
          Inventory ...................................................           (170,027)           (142,076)
          Prepaid expenses and other current assets ...................                 77            (285,504)
          Other assets ................................................         (1,307,882)              3,318
          Accounts payable and accrued expenses .......................          1,280,922             218,462
                                                                              ------------        ------------

                 Net cash provided by operating activities ............            311,785           2,135,723
                                                                              ------------        ------------

Cash flows from investing activities:
          Maturity of held-to-maturity securities .....................                 --           2,604,614
          Capital expenditures ........................................         (5,414,079)           (504,367)
                                                                              ------------        ------------

                 Net cash (used for) provided by investing activities .         (5,414,079)          2,100,247
                                                                              ------------        ------------
Cash flows from financing activities:
          Payments of notes payable and capital lease obligations .....            (12,327)            (11,615)
          Stock options exercised .....................................             86,763             398,360
                                                                              ------------        ------------

                 Net cash provided by financing activities ............             74,436             386,745
                                                                              ------------        ------------

          Effect of exchange rate changes on cash .....................              4,048              (3,278)
                                                                              ------------        ------------

Net (decrease) increase in cash and cash equivalents ..............             (5,023,810)          4,619,437
Cash and cash equivalents at beginning of period ..................             17,387,085           3,034,764
                                                                              ------------        ------------
Cash and cash equivalents at end of period ........................           $ 12,363,275        $  7,654,201
                                                                              ============        ============

    Non-cash financing activities:
          Sale of common stock financed with notes receivable .........       $  1,448,750        $         --

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements at March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - INVENTORIES

         Inventories at March 31, 1998 and December 31, 1997 consisted of :

                                         March 31,       December 31,
                                           1998             1997
                                         ----------       ----------
Raw Materials ...................       $1,404,950       $  912,353
Work-in-Process .................        1,647,316        1,568,682
Finished Goods ..................          497,799          630,316
                                        ----------       ----------
                                        $3,550,065       $3,111,351
                                        ==========       ==========

NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable - related parties relate to the acquisition of common stock of the Company at fair market value by certain officers and directors of the Company. The notes are with recourse and are payable with simple interest upon maturity. The notes mature in April 2000, May 2007, January 2008, and March 2008 in the amounts of $2,450,000, $418,538, and $888,750, and $560,000, respectively. All notes issued during 1997 and 1998 have been for common stock issued pursuant to the Company's 1997 Restricted Stock Plan.

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 4 - NET INCOME PER COMMON SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" which requires the presentation of basic earnings per share and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. Prior periods have been restated to reflect the new standard. A reconciliation of weighted average shares outstanding from basic to diluted for the three months ended March 31, 1998 and 1997 is as follows:

                                                          1998             1997
                                                    ----------       ----------
Weighted average shares outstanding - Basic .       11,046,057       10,714,860
Dilutive effect of stock options ............          551,499          300,947
                                                    ----------       ----------
Weighted average shares outstanding - Diluted       11,597,556       11,015,807
                                                    ==========       ==========

NOTE 5 - COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. This statement is effective for financial statements issued for periods beginning after December 15, 1997. Presentation of comprehensive income for earlier periods is required and is presented below. The following table shows comprehensive income for the three months ended March 31, 1998 and 1997:

                                                         1998              1997
                                                  -----------       -----------
Net Income ................................       $   804,590       $ 2,545,735
Change in cumulative translation adjustment           267,231           (88,320)
                                                  -----------       -----------
Comprehensive Income ......................       $ 1,071,821       $ 2,457,415
                                                  ===========       ===========

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 6 - CONTINGENCIES

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Protection ("DEP") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DEP reviewed hazardous waste found at the Site as well as the DEP's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Additionally, the Company paid $15,000 during the first quarter of 1997; therefore, the reserve at March 31, 1998 was $685,610. The steering committee for the PRPs has prepared a buy-out proposal pursuant to a consent order with the DEP. This buy-out proposal identifies each PRP's assigned portion of assumed total clean-up costs. The Company's assigned portion of the assumed clean-up costs within the proposal is currently less than its reserve. When the final remedy is selected by the DEP, the Company plans to settle out of the matter pursuant to the buy-out proposal. The Company will monitor this situation and make any necessary adjustments to the reserve once additional information is available.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 7 - START-UP COSTS

           In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires companies to expense all costs related to pre-operating and start-up of various activities. The Company adopted this standard during the first quarter of 1998. As a result of adopting this standard the Company expensed pre-operating and start-up costs during the first quarter of 1998. The adoption of this standard did not create a cumulative effect of a change in accounting principle


NOTE 8 - IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public enterprises report information about operating segments, geographic areas, products and major customers. The Company is required to adopt this standard at December 31, 1998 and is currently evaluating the effect of this standard.

NOTE 9 - SUBSEQUENT EVENTS

         In April 1998, a Canadian venture capital firm exercised its right to convert the 62,500 Class A shares it held in Biomatrix Medical Canada Inc. ("BMC") into 38,462 shares of Biomatrix, Inc. common stock. As a result, BMC is now a wholly-owned subsidiary of Biomatrix, Inc.

         In May 1998, the Company issued $15,000,000 of subordinated convertible debt to a third party. The debt has a five-year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $40 per share after one year. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Biomatrix, Inc., together with its subsidiaries Biomatrix Medical Canada Inc. ("BMC"), Biomatrix Svenska AB ("Biomatrix Svenska"), Biomatrix (U.K.) Limited ("Biomatrix UK"), Biomatrix Limited ("Biomatrix Hong Kong"), Biomatrix France SARL ("Biomatrix France"), and Biomatrix Switzerland GmbH ("Biomatrix Switzerland") (together, "Biomatrix" or the "Company") develops, manufactures, markets and sells a series of proprietary viscoelastic products made of biological polymers called hylans for use in therapeutic medical applications and skin care. Hylans are chemically modified forms of the naturally occurring hyaluronan (also known as hyaluronic acid or sodium hyaluronate). Hylans are the second generation of viscoelastics used in medicine, and are characterized by significantly enhanced physical (rheological) properties (elasticity, viscosity and pseudoplasticity) as compared to naturally occurring hyaluronan, from which the first generation viscoelastics are made. The discovery of hylans has allowed the Company to develop a range of patented products with superior viscoelastic properties in the forms of fluids, gels and solids.

         The Company's business is subject to significant risks. Certain statements contained in this Form 10-Q are forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and involve risks and uncertainties, including, but not limited to, the regulatory approval process, obtaining and enforcing patents, manufacturing capabilities, product liability, and other risks detailed in the Company's reports filed under the Securities and Exchange Act, including the Company's Form 10-K for the year ended December 31, 1997. As a portion of the Company's future revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

           REVENUES. Total revenues for the three months ended March 31, 1998 were $7,498,408, representing an increase of $1,455,277 over the same period of the prior year. Net product sales for the three months ended March 31, 1998 were $4,565,054, representing an increase of $2,662,767 or 140% over the same period of 1997. This increase was primarily due to U.S. sales of Synvisc(R), which received marketing approval from the U.S. FDA in August of 1997. Income from licenses, royalties and research contracts was $2,933,354 for the three months ended March 31, 1998 and included up-front license fees of $2,750,000 from Novartis Pharma AG related to the distribution of Synvisc in Central and South America. The decrease in licenses, royalties and research contract revenues is due primarily to an up-front, non-refundable license fee payment of $4,000,000 received from Wyeth Ayerst Laboratories ("Wyeth"), a division of American Home Products Corporation, in 1997.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (CONTINUED)

           REVENUES (CONTINUED). The growing market demand for Synvisc exceeded the Company's ability to supply product during the first quarter. Management believes that upon completion of the Company's new manufacturing facility in the U.S. the Company will be in a position to better supply the market's growing demand.

           COSTS AND EXPENSES. Total costs and expenses were $6,584,848 for the three months ended March 31, 1998, representing an increase of $2,919,382 or 79.7% over the same period of the prior year. Cost of goods sold for the first quarter of 1998 and 1997 were $1,514,495 and $876,155, respectively, which represented 33.2% and 46.1% of net product sales, respectively. The decrease in the ratio of cost of goods sold to sales is due primarily to the timing of revenues recognized on shipments of Synvisc made to the Company's marketing partners in 1997. Research and development expenses were $2,152,057 for the first quarter of 1998, representing an increase of $771,638 or 55.9% over the first quarter of 1997. The increase in research and development expenses is primarily related to process development costs associated with the Company's new US manufacturing facility. Selling, general and administrative expenses for the first quarter of 1998 were $2,918,296, representing an increase of $1,509,404 or 107%, over the first quarter of 1997. This increase is primarily due to increased staffing needed to support the scope of the Company's growing global activities. The Company expects to incur higher expenses for the remainder of 1998 as it continues to develop its infrastructure to support its global operations.

INCOME TAXES

         During the three months ended March 31, 1998, the Company recorded federal and state tax provisions of $375,000 primarily for alternative minimum federal and state taxes. A provision for federal or state income taxes was not necessary for the three months ended March 31, 1997. The Company has provided a full valuation allowance on its deferred tax assets due to the uncertainty of realization.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $12,363,275 at March 31, 1998. Overall, the Company's cash position decreased by $5,023,810 in the three months ended March 31, 1998.

         The Company's operations over the past several years have been financed primarily from up-front non-refundable license fee payments from corporate partners and from the private placement of equity securities. Since January 1, 1995, the Company has received funding of $36,980,000 from non-refundable license fee payments and $5,720,900 from the private placement of equity securities.

         For the three months ended March 31, 1998 the Company had positive cash flows from operations of $311,785 which primarily resulted from an up-front, non-refundable license fee payment received during the quarter of $1,500,000 offset by an increase in operating assets. During the quarter, the Company also invested $5,414,079 in property, plant, and equipment, primarily associated with building manufacturing capacity in the United States. The Company continues to lease a 93,000 square foot building in New Jersey in which the U.S. manufacturing operations will reside. The Company has an option to acquire this building at a price of approximately $4,600,000. Should the Company not exercise its option in 1999, the landlord has the right to require the Company to purchase this building for approximately the same price.

         During the remainder of 1998, the Company expects to invest approximately $5,100,000, in addition to the $12,600,000 previously invested, to complete the initial phase of the build-out of manufacturing capacity in the U.S. In addition, the Company intends to build laboratories as part of the same project at an estimated cost of $6,000,000. The Company expects to complete the laboratories by early 1999. The Company plans to seek mortgage and equipment financing which, if obtained, could fund a portion of these capital costs. Additionally, the Company is in the process of developing a master facilities plan to address its future growth needs, including additional research laboratories and administrative offices.

         During the remainder of 1998, the Company also expects to utilize cash for the start-up of its medical manufacturing operations in the U.S., including, but not limited to, funds for payroll and benefits, training and development, materials and supplies, and working capital requirements. The Company also expects to incur higher expenses in 1998 associated with developing its internal infrastructure to support the administration of its various distribution agreements and expanded global operations. The Company believes that its capital needs, start-up costs, and higher operating expenses will be supported by its operations, existing cash position, up-front license fee payments from the potential completion of additional distribution agreements, milestone payments from existing corporate partners and existing and potential financing arrangements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         In May 1998, the Company issued $15,000,000 of subordinated convertible debt to a third party. The debt has a five-year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $40 per share after one year. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for the way that public enterprises report information about operating segments, geographic areas, products and major customers. The Company is required to adopt this standard at December 31, 1998 and is currently evaluating the impact of this standard.

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



DATE:   May 15, 1998                   BIOMATRIX, INC.



                                       By:       /s/Endre A. Balazs

                                                Endre A. Balazs
                                                Chief Executive Officer and
                                                Chief Scientific Officer




                                       By:      /s/Maxine Seifert

                                                Maxine Seifert
                                                Vice President, Finance and
                                                Chief Financial Officer