Form 10-Q
period 1998-06-30
BIOMATRIX INC
filed 1998-08-14
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 1998                   COMMISSION FILE NUMBER 0-19373
                    -----------------------------------------

                                 BIOMATRIX, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       13-3058261
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

                                    Yes [X]          No [ ]

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                     Class                                      June 30, 1998
                     -----                                      -------------

        Common stock, $ 0.0001 par value                         11,350,425

                                 BIOMATRIX, INC.

                                TABLE OF CONTENTS


                                                                                             PAGE NO.
                                                                                             --------

PART I.           FINANCIAL INFORMATION
                  ITEM 1 - Unaudited Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1998 and December 31, 1997 (Unaudited)............................      3

                  Condensed Consolidated Statements of Operations for the
                  Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)..............      4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 and 1997 (Unaudited)........................      5

                  Notes to Condensed Consolidated Financial Statements.......................     6-8

                  ITEM 2

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................    9-12

PART II.          OTHER INFORMATION

                  ITEM 4

                  Submission of matters to a vote of security holders........................     13

                  ITEM 6

                  Exhibits and Reports on Form 8-K...........................................     13


                  Signatures.................................................................     14

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                         June 30,          December 31,
                                                                           1998                1997
                                                                           ----                ----
     ASSETS
Current assets:
   Cash and cash equivalents ...................................       $ 18,919,524        $ 17,387,085
   Accounts receivable, less allowance for doubtful accounts
     of $25,500 in 1998 and 1997 ...............................          6,681,456           3,517,112
   Inventory, at lower of cost or market .......................          3,803,642           3,111,351
   Prepaid expenses and other current assets ...................          1,621,665           1,903,528
                                                                       ------------        ------------

          Total current assets .................................         31,026,287          25,919,076
Property, plant and equipment, net .............................         29,202,607          17,780,526
Other assets ...................................................          2,952,439             525,045
                                                                       ------------        ------------
          Total assets .........................................       $ 63,181,333        $ 44,224,647
                                                                       ============        ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable ............................       $    156,013        $    162,210
   Current portion of capital lease obligations ................             21,494              16,062
   Accounts payable ............................................          2,422,266             784,894
   Accrued expenses ............................................          3,640,925           3,053,770
                                                                       ------------        ------------

           Total current liabilities ...........................          6,240,698           4,016,936
Notes payable less current maturities ..........................         15,848,886             935,478
Capital lease obligations less current maturities ..............          4,651,439           4,663,715
                                                                       ------------        ------------
           Total liabilities ...................................         26,741,023           9,616,129
                                                                       ------------        ------------
Commitments and contingent liabilities
Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued .......                 --                  --
   Common stock, $.0001 par value: 60,000,000 shares authorized;
     11,396,572 and 11,013,035 issued and 11,350,425 and
     10,966,888 outstanding in 1998 and 1997, respectively .....              1,139               1,101
   Additional paid-in capital ..................................         69,799,667          59,813,585
   Notes receivable - related parties ..........................        (12,653,663)         (2,868,538)
   Accumulated deficit .........................................        (17,891,232)        (19,826,634)
   Accumulated other comprehensive loss ........................         (1,874,690)         (1,570,085)
   Treasury stock, 46,147 shares of common stock at cost .......           (940,911)           (940,911)
                                                                       ------------        ------------

           Total shareholders' equity ..........................         36,440,310          34,608,518
                                                                       ------------        ------------
          Total liabilities and shareholders' equity ...........       $ 63,181,333        $ 44,224,647
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

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                                June 30,

                                                        1998               1997                1998                1997
                                                        ----               ----                ----                ----
Revenues:
Net product sales ..........................       $  9,181,934        $  1,841,094        $ 13,746,988        $  3,743,050
Income from licenses, royalties,
  and research contracts ...................            493,520           3,136,488           3,426,874           7,277,332
                                                   ------------        ------------        ------------        ------------
         Total revenues ....................          9,675,454           4,977,582          17,173,862          11,020,382
                                                   ------------        ------------        ------------        ------------

Cost and expenses:
Cost of sales ..............................          2,303,469             604,091           3,817,964           1,477,827
Research and development expenses ..........          2,403,495           1,425,659           4,555,552           2,805,545
Selling, general and administrative expenses          3,522,107           1,883,320           6,440,403           3,300,576
                                                   ------------        ------------        ------------        ------------
         Total costs and expenses ..........          8,229,071           3,913,070          14,813,919           7,583,948
                                                   ------------        ------------        ------------        ------------

Income from operations .....................          1,446,383           1,064,512           2,359,943           3,436,434
Interest expense ...........................           (170,930)            (28,376)           (196,496)            (55,407)
Interest and miscellaneous income ..........            355,359             243,016             646,955             426,495
                                                   ------------        ------------        ------------        ------------
Income before taxes ........................          1,630,812           1,279,152           2,810,402           3,807,522
                                                   ------------        ------------        ------------        ------------

Provision for income taxes .................            500,000              61,000             875,000              61,000
                                                   ------------        ------------        ------------        ------------
Net income .................................       $  1,130,812        $  1,218,152        $  1,935,402        $  3,746,522
                                                   ============        ============        ============        ============

Net income per share:
     Basic .................................       $       0.10        $       0.11        $       0.17        $       0.35
                                                   ============        ============        ============        ============
     Weighted average shares outstanding ...         11,156,727          10,844,719          11,082,162          10,760,559
                                                   ============        ============        ============        ============

     Diluted ...............................       $       0.10        $       0.11        $       0.17        $       0.34
                                                   ============        ============        ============        ============
     Weighted average shares outstanding ...         11,705,190          11,158,598          11,622,706          11,077,380
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

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Six Months Ended
                                                                                         June 30,

                                                                                 1998                1997
                                                                                 ----                ----
Cash flows from operating activities:
         Net income ..................................................       $  1,935,402        $  3,746,522
         Adjustments to reconcile net income to net cash
            (used for) provided by operating activities:
            Depreciation and amortization ............................            508,881             317,109
            Stock option compensation ................................              8,698              46,250
            Change in assets and liabilities:
               Accounts receivable ...................................         (3,228,827)           (252,688)
               Inventory .............................................           (773,012)         (1,037,121)
               Prepaid expenses and other current assets .............            243,794            (391,798)
               Other assets ..........................................         (1,769,275)           (150,184)
               Accounts payable and accrued expenses .................          2,111,623           1,475,086
                                                                             ------------        ------------

                  Net cash (used for) provided by operating activities           (962,716)          3,753,176
                                                                             ------------        ------------

Cash flows from investing activities:
         Maturity of held-to-maturity securities .....................                 --           7,002,264
         Capital expenditures ........................................        (12,021,865)         (2,120,430)
                                                                             ------------        ------------

                  Net cash (used for) provided by investing activities        (12,021,865)          4,881,834
                                                                             ------------        ------------

Cash flows from financing activities:
         Payments of notes payable and capital lease obligations .....            (72,987)            (74,376)
         Proceeds from issuance of convertible debt ..................         14,325,000                  --
         Sale of common stock to related parties .....................                 --           1,890,000
         Stock options exercised .....................................            192,748             543,334
                                                                             ------------        ------------

                  Net cash provided by financing activities ..........         14,444,761           2,358,958
                                                                             ------------        ------------

              Effect of exchange rate changes on cash ................             72,259              44,216
                                                                             ------------        ------------

Net increase in cash and cash equivalents ............................          1,532,439          11,038,184
Cash and cash equivalents at beginning of period .....................         17,387,085           3,034,764
                                                                             ------------        ------------
Cash and cash equivalents at end of period ...........................       $ 18,919,524        $ 14,072,948
                                                                             ============        ============

Non-cash financing activities:
     Sale of common stock financed with notes receivable (Note 3) ....       $  9,785,125        $    303,000


                     The accompanying notes are an integral
                  part of the condensed consolidated financial
                                   statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements at June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - INVENTORIES

         Inventories at June 30, 1998 and December 31, 1997 consisted of :

                                                                             June 30,         December 31,
                                                                                1998              1997
                                                                                ----              ----
         Raw Materials.................................................   $  1,701,544      $    912,353
         Work-in-Process...............................................      1,673,580         1,568,682
         Finished Goods................................................        428,518           630,316
                                                                           -----------       -----------
                                                                           $ 3,803,642       $ 3,111,351
                                                                           ===========       ===========

NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable - related parties relate to the acquisition of common stock of the Company at fair market value by certain officers and directors of the Company. The notes are with full recourse, are secured by the shares of common stock issued and are payable with simple interest upon maturity. The notes mature in April 2000, May 2007, January 2008, March 2008, April 2008, and June 2008 in the amounts of $2,450,000, $418,538, $888,750, $560,000,
$1,636,375, and $6,700,000, respectively, plus accrued interest. All notes issued during 1997 and 1998 have been for common stock issued pursuant to the Company's 1997 Restricted Stock Plan. In August 1998, a certain officer of the Company repaid a note in the amount of $2,450,000 plus accrued interest. Such note was originally scheduled to mature in April 2000.

NOTE 4 - NET INCOME PER COMMON SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" which requires the presentation of basic net income per share and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. The subordinated debt outstanding at June 30, 1998 that is convertible into common shares at $40 per share was not included in diluted earnings per share as the calculation under the if-converted method was anti-dilutive. Prior periods have been restated to reflect the new standard. A reconciliation of weighted average shares outstanding from basic to diluted for the three and six months ended June 30, 1998 and 1997 is as follows:


                                                             Three months ended              Six months ended
                                                                   June 30,                     June 30,
                                                                 1998         1997           1998         1997
                                                                 ----         ----           ----         ----
     Weighted average shares outstanding - Basic.....      11,156,727     10,844,719     11,082,162   10,760,559
     Dilutive effect of stock options................         548,463        313,879        540,544      316,821
                                                         ------------   ------------   ------------ ------------
     Weighted average shares outstanding - Diluted...      11,705,190     11,158,598     11,622,706   11,077,380
                                                           ==========     ==========     ==========   ==========

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 5 - COMPREHENSIVE INCOME

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. This statement is effective for financial statements issued for periods beginning after December 15, 1997. Presentation of comprehensive income for earlier periods is required and is presented below. The following table shows comprehensive income for the three and six months ended June 30, 1998 and 1997:


                                                               Three months ended           Six months ended
                                                                   June 30,                     June 30,
                                                                 1998         1997           1998          1997
                                                                 ----         ----           ----          ----
     Net income......................................      $1,130,812     $1,218,152     $1,935,402     $3,746,522
     Change in cumulative translation adjustment.....        (571,836)        (56,811)     (304,605)      (145,131)
                                                         ------------   -------------  ------------   ------------
     Comprehensive income............................      $  558,976     $1,161,341     $1,630,797     $3,601,391
                                                          ===========     ==========     ==========     ==========

NOTE 6 - CONTINGENCIES

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Protection ("DEP") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DEP reviewed hazardous waste found at the Site as well as the DEP's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Additionally, the Company paid $15,000 during the first quarter of 1997; therefore, the reserve at June 30, 1998 was $685,610. The steering committee for the PRPs has prepared a buy-out proposal pursuant to a consent order with the DEP. This buy-out proposal identifies each PRP's assigned portion of assumed total clean-up costs. The Company's assigned portion of the assumed clean-up costs within the proposal is currently less than its reserve. When the final remedy is selected by the DEP, the Company plans to settle out of the matter pursuant to the buy-out proposal. The Company will monitor this situation and make any necessary adjustments to the reserve once additional information is available.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 7 - START-UP COSTS

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires companies to expense all costs related to pre-operating and start-up of various activities. The Company adopted this standard during the first quarter of 1998. As a result of adopting this standard the Company expensed all pre-operating and start-up costs incurred during the first and second quarters of 1998. The adoption of this standard did not create a cumulative effect of a change in accounting principle.

NOTE 8 - CONVERTIBLE DEBT

         In May 1998, the Company issued $15,000,000 of subordinated convertible debt to a third party. The debt has a five year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $40 per share after one year. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied. Debt fees are included in other assets and are being amortized on a straight up basis over the five year term of the debt.

NOTE 9 - CAPITAL STOCK TRANSACTION

         In April 1998, a Canadian venture capital firm exercised its right to convert the 62,500 Class A shares it held in Biomatrix Medical Canada Inc. ("BMC") into 38,462 shares of Biomatrix, Inc. common stock. As a result, BMC is now a wholly-owned subsidiary of Biomatrix, Inc. No gain or loss was recognized on the conversion of shares.

NOTE 10 - IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

           REVENUES. Total revenues for the three months ended June 30, 1998 were $9,675,454, representing an increase of $4,697,872 over the same period of the prior year. Net product sales for the three months ended June 30, 1998 were $9,181,934, representing an increase of $7,340,840 or 399% over the same period of 1997. This increase was primarily due to U.S. sales of Synvisc(R), which received marketing approval from the U.S. FDA in August of 1997, and increased sales of Hylaform(R). The market demand for Synvisc exceeded the Company's ability to supply product during the second quarter. Income from licenses, royalties and research contracts was $493,520 for the three months ended June 30, 1998 and included up-front license fees of $350,000 from Novartis Pharma AG related to the distribution agreement for Synvisc in Central and South America. The decrease in licenses, royalties and research contract revenues is due primarily to an up-front, non-refundable license fee payment of $3,000,000 received from Bayer AG during the second quarter of 1997.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (CONTINUED)

           COSTS AND EXPENSES. Total costs and expenses were $8,229,071 for the three months ended June 30, 1998, representing an increase of $4,316,001 or 110% over the same period of the prior year. Cost of goods sold for the second quarter of 1998 and 1997 were $2,303,469 and $604,091, respectively, which represented 25% and 33% of net product sales, respectively. The decrease in the ratio of cost of goods sold to sales is due primarily to a higher average selling price per unit and greater utilization of capacity at the Company's Canadian manufacturing facility. Research and development expenses were $2,403,495 for the second quarter of 1998, representing an increase of $977,836 or 69% over the second quarter of 1997. The increase in research and development expenses is primarily related to process development costs associated with the Company's new U.S. manufacturing facility. Selling, general and administrative expenses for the second quarter of 1998 were $3,522,107, representing an increase of $1,638,787 or 87%, over the second quarter of 1997. This increase is primarily due to increased staffing needed to support the scope of the Company's growing global activities.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

           REVENUES. Total revenues for the six months ended June 30, 1998 were $17,173,862, representing an increase of $6,153,480 or 56% over the same period of the prior year. Net product sales for the six months ended June 30, 1998 were $13,746,988, representing an increase of $10,003,938 or 267% over the same period of 1997. This increase was primarily due to U.S. sales of Synvisc, which received marketing approval from the U.S. FDA in August of 1997. The market demand for Synvisc exceeded the Company's ability to supply product during the first six months of 1998. Income from licenses, royalties and research contracts was $3,426,874 for the six months ended June 30, 1998 and included up-front license fees of $3,100,000 from Novartis Pharma AG related to the distribution of Synvisc in Central and South America. The decrease in licenses, royalties and research contract revenues is due primarily to up-front, non-refundable license fee payments of $4,000,000 and $3,000,000 from Wyeth Ayerst and Bayer AG, respectively, which were received during the six months ended June 30, 1997.

         COSTS AND EXPENSES. Total costs and expenses were $14,813,919 for the six months ended June 30, 1998, representing an increase of $7,229,971 or 95% over the same period of the prior year. Cost of goods sold for the six months ended June 30, 1998 and 1997 were $3,817,964 and $1,477,827, respectively, which represented 28% and 39% of net product sales, respectively. The decrease in the ratio of cost of goods sold to sales is due primarily to a higher average selling price per unit and greater utilization of capacity at the Company's Canadian manufacturing facility. Research and development expenses were $4,555,552 for the first six months of 1998, representing an increase of $1,750,007 or 62% over the comparable period in 1997. The increase in research and development expenses is primarily related to process development costs associated with the Company's new U.S. manufacturing facility. Selling, general and administrative expenses for the first six months of 1998 were $6,440,403, representing an increase of $3,139,827 or 95%, over the first six months of 1997. This increase is primarily due to increased staffing needed to support the scope of the Company's growing global activities.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES

         During the three and six months ended June 30, 1998, the Company recorded federal and state tax provisions of $500,000 and $875,000, respectively, for alternative minimum federal and state taxes. The Company has provided a full valuation allowance on its deferred tax assets due to the uncertainty of realization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $18,919,524 at June 30, 1998. Overall, the Company's cash position increased by $1,532,439 in the six months ended June 30, 1998.

         The Company's operations over the past several years have been financed primarily from up-front non-refundable license fee payments from corporate partners and from the private placement of equity securities. Since January 1, 1995, the Company has received funding of $36,980,000 from non-refundable license fee payments, $5,720,900 from the private placement of equity securities, and $14,325,000 from the private placement of a convertible debt security.

         For the six months ended June 30, 1998 the Company had cash outflows from operations of $962,716 which primarily resulted from the timing of collection of trade receivables and license fees offset by the timing of payments made to vendors. During the six months ended June 30, 1998, the Company invested $12,021,865 in property, plant, and equipment, primarily associated with building manufacturing capacity in the United States. The Company continues to lease a 93,000 square foot building in New Jersey in which the U.S. manufacturing operations will reside. The Company has an option to acquire this building at a price of approximately $4,600,000. Should the Company not exercise its option by April 1999, the landlord has the right to require the Company to purchase this building for approximately the same price.

         During the remainder of 1998, the Company expects to invest approximately $6,200,000 to complete the initial phase of the build-out of manufacturing capacity in the U.S. In addition, the Company intends to build laboratories as part of the same project at an estimated cost of $7,000,000. The Company expects to complete the laboratories by early 1999. The Company plans to seek mortgage and equipment financing which, if obtained, could fund a portion of these capital costs.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 29, 1998, at the Company's Annual Meeting of Shareholders, the Company's shareholders met to consider and vote upon the following proposal:

         (1) A proposal to elect two Class 1 directors to hold office for a three-year term and until their respective successors have been duly qualified and elected.


         Results with respect to the voting on each of the above proposals were as follows:

         Proposal 1:    Endre A. Balazs              For - 9,310,994   Withheld Authority - 15,664
                                                     ---   ---------   ------------------   ------

                        Kurt Mark                    For - 9,310,994   Withheld Authority - 15,664
                                                     ---   ---------   ------------------   ------

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



DATE: August 14, 1998                     BIOMATRIX, INC.



                                          By: /s/Endre A. Balazs
                                             ----------------------------------
                                              Endre A. Balazs
                                              Chief Executive Officer and
                                              Chief Scientific Officer




                                          By: /s/Maxine Seifert
                                             ----------------------------------
                                               Maxine Seifert
                                               Vice President, Finance and Chief
                                               Financial Officer