Form 10-Q
period 1998-09-30
BIOMATRIX INC
filed 1998-11-06
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1998             Commission File Number 0-19373

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

                         Yes   X          No
                             -----           -----

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                 Class                              September 30, 1998
                 -----                              ------------------
 Common stock, $ 0.0001 par value                      11,367,127

                                 BIOMATRIX, INC.

                                TABLE OF CONTENTS


                                                                                        PAGE NO.
                                                                                        --------
PART I.   FINANCIAL INFORMATION

          ITEM 1 - Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997 (Unaudited).......................      3

          Condensed Consolidated Statements of Operations for the Three and
          Nine Months Ended September 30, 1998 and 1997 (Unaudited)..................      4

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1998 and 1997 (Unaudited)..................      5

          Notes to Condensed Consolidated Financial Statements.......................     6-8

          ITEM 2

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................................    9-12

PART II.  OTHER INFORMATION

          ITEM 6

          Exhibits and Reports on Form 8-K...........................................     13


          Signatures.................................................................     14

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                           1998                 1997
                                                                        ------------         ------------
     ASSETS
Current assets:
   Cash and cash equivalents ...................................        $ 17,769,396         $ 17,387,085
   Accounts receivable, less allowance for doubtful accounts
     of $25,500 in 1998 and 1997 ...............................           8,644,747            3,517,112
   Inventory, at lower of cost or market .......................           4,490,777            3,111,351
   Prepaid expenses and other current assets ...................           1,998,747            1,903,528
                                                                        ------------         ------------

          Total current assets .................................          32,903,667           25,919,076
Property, plant and equipment, net .............................          32,217,785           17,780,526
Other assets ...................................................           3,519,392              525,045
                                                                        ------------         ------------
          Total assets .........................................        $ 68,640,844         $ 44,224,647
                                                                        ============         ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................        $  1,584,288         $    784,894
   Accrued expenses ............................................           5,190,753            3,053,770
   Current portion of notes payable ............................             150,319              162,210
   Current portion of capital lease obligations ................              26,837               16,062
                                                                        ------------         ------------

           Total current liabilities ...........................           6,952,197            4,016,936
Notes payable less current maturities ..........................          15,728,550              935,478
Capital lease obligations less current maturities ..............           4,642,481            4,663,715
                                                                        ------------         ------------
           Total liabilities ...................................          27,323,228            9,616,129
                                                                        ------------         ------------
Commitments and contingent liabilities
Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued .......                --                   --
   Common stock, $.0001 par value; 60,000,000 shares authorized;
     11,413,274 and 11,013,035 issued and 11,367,127 and
     10,966,888 outstanding in 1998 and 1997, respectively .....               1,141                1,101
   Additional paid-in capital ..................................          69,819,015           59,813,585
   Notes receivable - related parties ..........................         (10,203,663)          (2,868,538)
   Accumulated deficit .........................................         (15,143,210)         (19,826,634)
   Accumulated other comprehensive loss ........................          (2,214,756)          (1,570,085)
   Treasury stock, 46,147 shares of common stock at cost .......            (940,911)            (940,911)
                                                                        ------------         ------------

           Total shareholders' equity ..........................          41,317,616           34,608,518
                                                                        ------------         ------------
          Total liabilities and shareholders' equity ...........        $ 68,640,844         $ 44,224,647
                                                                        ============         ============



                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                         Nine Months Ended
                                                               September 30,                             September 30,
                                                    ---------------------------------         ---------------------------------
                                                        1998                 1997                 1998                 1997
                                                        ----                 ----                 ----                 ----
Revenues:
Net product sales ..........................        $ 11,481,193         $  1,754,041         $ 25,228,181         $  5,504,366
Income from licenses, royalties
  and research contracts ...................             151,499           12,113,256            3,578,373           19,390,588
                                                    ------------         ------------         ------------         ------------
         Total revenues ....................          11,632,692           13,867,297           28,806,554           24,894,954
                                                    ------------         ------------         ------------         ------------

Cost and expenses:
Cost of sales ..............................           2,918,343              558,126            6,736,307            1,987,949
Research and development expenses ..........           2,565,488            1,531,796            7,121,040            4,337,901
Selling, general and administrative expenses           4,068,177            1,968,748           10,508,580            5,269,967
                                                    ------------         ------------         ------------         ------------
         Total costs and expenses ..........           9,552,008            4,058,670           24,365,927           11,595,817
                                                    ------------         ------------         ------------         ------------

Income from operations .....................           2,080,684            9,808,627            4,440,627           13,299,137
Interest expense ...........................            (315,818)             (17,893)            (512,314)             (73,254)
Interest and miscellaneous income ..........             578,156              257,604            1,225,111              684,206
                                                    ------------         ------------         ------------         ------------
Income before taxes ........................           2,343,022           10,048,338            5,153,424           13,910,089

(Benefit from) provision for income taxes ..            (405,000)             260,000              470,000              321,000
                                                    ------------         ------------         ------------         ------------
Net income .................................        $  2,748,022         $  9,788,338         $  4,683,424         $ 13,589,089
                                                    ============         ============         ============         ============

Net income per share:
     Basic .................................        $       0.24         $       0.89         $       0.42         $       1.26
                                                    ============         ============         ============         ============
     Weighted average shares outstanding ...          11,364,343           10,949,389           11,175,428           10,820,664
                                                    ============         ============         ============         ============

     Diluted ...............................        $       0.23         $       0.85         $       0.40         $       1.21
                                                    ============         ============         ============         ============
     Weighted average shares outstanding ...          12,094,300           11,461,406           11,784,169           11,212,686
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

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              ---------------------------------
                                                                                   1998                1997
                                                                                   ----               -----
Cash flows from operating activities:
         Net income ..................................................        $  4,683,424         $ 13,589,089
         Adjustments to reconcile net income to net cash
            (used for) provided by operating activities:
            Depreciation and amortization ............................             922,847              480,024
            Stock option compensation ................................              31,850               56,388
            Change in assets and liabilities:
               Accounts receivable ...................................          (5,282,956)             (76,155)
               Inventory .............................................          (1,569,435)          (2,111,378)
               Prepaid expenses and other current assets .............            (155,782)            (921,135)
               Other assets ..........................................          (2,369,975)            (150,155)
               Accounts payable and accrued expenses .................           2,887,338            1,465,037
                                                                              ------------         ------------

                  Net cash (used for) provided by operating activities            (852,689)          12,331,715
                                                                              ------------         ------------

Cash flows from investing activities:
         Maturity of held-to-maturity securities .....................                --              9,202,983
         Capital expenditures ........................................         (15,601,630)          (4,795,278)
                                                                              ------------         ------------

                  Net cash (used for) provided by investing activities         (15,601,630)           4,407,705
                                                                              ------------         ------------

Cash flows from financing activities:
         Payments of notes payable and capital lease obligations .....            (163,259)            (115,483)
         Proceeds from issuance of convertible debt ..................          14,325,000                 --
         Sale of common stock to related parties .....................                --              1,890,000
         Repayment of note receivable by an officer ..................           2,450,000                 --
         Purchase of treasury stock ..................................                --               (928,951)
         Stock options exercised .....................................             295,620              705,850
                                                                              ------------         ------------

                  Net cash provided by financing activities ..........          16,907,361            1,551,416
                                                                              ------------         ------------

              Effect of exchange rate changes on cash ................             (70,731)             (29,228)
                                                                              ------------         ------------

Net increase in cash and cash equivalents ............................             382,311           18,261,608
Cash and cash equivalents at beginning of period .....................          17,387,085            3,034,764
                                                                              ------------         ------------
Cash and cash equivalents at end of period ...........................        $ 17,769,396         $ 21,296,372
                                                                              ============         ============


Non-cash financing activities:
     Sale of common stock financed with notes receivable (Note 3).....        $  9,785,125         $    398,250

                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Basis of Presentation

         The condensed consolidated financial statements at September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1997, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for the interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - Inventories

         Inventories at September 30, 1998 and December 31, 1997 consisted of:

                                                September 30,     December 31,
                                                   1998              1997
                                                -------------    ------------
         Raw Materials........................  $ 1,984,064      $    912,353
         Work-in-Process......................    1,925,926         1,568,682
         Finished Goods.......................      580,787           630,316
                                                -----------      ------------
                                                $ 4,490,777      $  3,111,351
                                                ===========      ============

NOTE 3 - Notes Receivable - Related Parties

         Notes receivable - related parties relate to the acquisition of common stock of the Company at fair market value by certain officers and directors of the Company. The notes are with full recourse, are collateralized by the shares of common stock issued and are payable with simple interest upon maturity. The notes mature in May 2007, January 2008, March 2008, April 2008, and June 2008 in the amounts of $418,538, $888,750, $560,000, $1,636,375, and $6,700,000,
respectively, plus accrued interest. All notes outstanding are in exchange for common stock issued pursuant to the Company's 1997 Restricted Stock Plan. In August 1998, an officer of the Company repaid a note in the amount of $2,450,000 plus accrued interest. Such note was originally scheduled to mature in April 2000.

NOTE 4 - Net Income Per Common Share

         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires the presentation of basic net income per share and diluted net income per share. Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. Prior periods have been restated to reflect the new standard. The subordinated debt outstanding at September 30, 1998 that is convertible into common shares at $40 per share was not included in diluted earnings per share as the calculation under the if-converted method was anti-dilutive. A reconciliation of weighted-average shares outstanding from basic to diluted for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                                              Three months ended          Nine months ended
                                                                 September 30,              September 30,
                                                              1998           1997           1998         1997
                                                              ----           ----           ----         ----
     Weighted-average shares outstanding - Basic.....      11,364,343     10,949,389     11,175,428   10,820,664
     Dilutive effect of stock options................         729,957        512,017        608,741      392,022
                                                           ----------     ----------     ----------   ----------
     Weighted-average shares outstanding - Diluted...      12,094,300     11,461,406     11,784,169   11,212,686
                                                           ==========     ==========     ==========   ==========

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 5 - Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. This statement is effective for financial statements issued for periods beginning after December 15, 1997. Presentation of comprehensive income for earlier periods is required and is presented below. The following table shows comprehensive income for the three and nine months ended September 30, 1998 and 1997:

                                                              Three months ended            Nine months ended
                                                                 September 30,                 September 30,
                                                              1998           1997           1998          1997
                                                              ----           ----           ----          ----
     Net income......................................     $ 2,748,022    $ 9,788,338    $ 4,683,424   $ 13,589,089
     Change in cumulative translation adjustment.....       ( 340,066)       152,146       (644,671)         7,015
                                                          -----------    -----------    -----------   ------------
     Comprehensive income............................     $ 2,407,956    $ 9,940,484    $ 4,038,753   $ 13,596,104
                                                          ===========    ===========    ===========   ============

NOTE 6 - Contingencies

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Protection ("DEP") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DEP reviewed hazardous waste found at the Site as well as the DEP's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. Although neither the total clean-up cost nor the portion of the total clean-up cost assigned to each PRP has been determined, the Company estimated, based upon the advice of a consultant, that its liability would be approximately $780,000. Further, the same consultant has reported to the Company that there is less than a 10% chance that its liability might exceed $1,070,033. During the second quarter of 1995 the Company paid its first assessment for clean-up costs of $79,390. Additionally, the Company paid $15,000 during the first quarter of 1997; therefore, the reserve at September 30, 1998 was $685,610. The steering committee for the PRPs has prepared a buy-out proposal pursuant to a consent order with the DEP. This buy-out proposal identifies each PRP's assigned portion of assumed total clean-up costs. The Company's assigned portion of the assumed clean-up costs within the proposal is currently less than its reserve. When the final remedy is selected by the DEP, the Company plans to settle out of the matter pursuant to the buy-out proposal. The Company will monitor this situation and make any necessary adjustments to the reserve once additional information is available.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 7 - Start-Up Costs

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires companies to expense all costs related to pre-operating and start-up of various activities. The Company adopted this standard during the first quarter of 1998. As a result of adopting this standard, the Company expensed all pre-operating and start-up costs incurred during the first nine months of 1998. The adoption of this standard did not create a cumulative effect of a change in accounting principle.

NOTE 8 - Convertible Debt

         In May 1998, the Company issued $15,000,000 of subordinated convertible debt to a third party. The debt has a five year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $40 per share after one year. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied. Debt fees are included in other assets and are being amortized on a straight-line basis over the five year term of the debt.

NOTE 9 - Capital Stock Transaction

         In April 1998, a Canadian venture capital firm exercised its right to convert the 62,500 Class A shares it held in the Company's subsidiary Biomatrix Medical Canada Inc. ("BMC") into 38,462 shares of Biomatrix, Inc. common stock. As a result, BMC is now a wholly-owned subsidiary of Biomatrix, Inc. No gain or loss was recognized on the conversion of shares.

NOTE 10 - Impact of the Adoption of Recently Issued Accounting Standards

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public enterprises report information about operating segments, geographic areas, products and major customers. The Company is required to adopt this standard at December 31, 1998 and is currently evaluating the effect of this standard.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Biomatrix, Inc., together with its subsidiaries Biomatrix Medical Canada Inc. ("BMC"), Biomatrix Svenska AB ("Biomatrix Svenska"), Biomatrix (U.K.) Limited ("Biomatrix UK"), Biomatrix Limited ("Biomatrix Hong Kong"), Biomatrix France SARL ("Biomatrix France"), Biomatrix Switzerland GmbH ("Biomatrix Switzerland"), and Biomatrix Germany GmbH ("Biomatrix Germany") (together, "Biomatrix" or the "Company") develops, manufactures, markets and sells a series of proprietary viscoelastic products made of biological polymers called hylans for use in therapeutic medical applications and skin care. Hylans are chemically modified forms of the naturally occurring hyaluronan (also known as hyaluronic acid or sodium hyaluronate). Hylans are the second generation of viscoelastics used in medicine, and are characterized by significantly enhanced physical (rheological) properties (elasticity, viscosity and pseudoplasticity) as compared to naturally occurring hyaluronan, from which the first generation viscoelastics are made. The discovery of hylans has allowed the Company to develop a range of patented products with superior viscoelastic properties in the forms of fluids, gels and solids.

         The Company's business is subject to significant risks. Certain statements contained in this Form 10-Q are forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and involve risks and uncertainties, including, but not limited to, the regulatory approval process, obtaining and enforcing patents, manufacturing capabilities, product liability, future operating profits, Year 2000 matters, and other risks detailed in the Company's reports filed under the Securities and Exchange Act, including the Company's Form 10-K for the year ended December 31, 1997. As a portion of the Company's future revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

Results of Operations for the three months ended September 30, 1998 and 1997


           Revenues. Total revenues for the three months ended September 30, 1998 were $11,632,692, representing a decrease of $2,234,605 over the same period of the prior year. Net product sales for the three months ended September 30, 1998 were $11,481,193, representing an increase of $9,727,152 or 555% over the same period of 1997. This increase was primarily due to U.S. sales of Synvisc(R), which received marketing approval from the U.S. Food and Drug Administration in August 1997. The market demand for Synvisc exceeded the Company's ability to supply product during the third quarter. Income from licenses, royalties and research contracts was $151,499 for the three months ended September 30, 1998. The decrease in licenses, royalties and research contract revenues is due primarily to an up-front, non-refundable license fee payment of $12,000,000 received from Wyeth-Ayerst Laboratories during the third quarter of 1997.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the three months ended September 30, 1998 and 1997 (Continued)

         Costs and Expenses. Total costs and expenses were $9,552,008 for the three months ended September 30, 1998, representing an increase of $5,493,338 or 135% over the same period of the prior year. Cost of goods sold for the third quarter of 1998 and 1997 were $2,918,343 and $558,126, respectively, which represented 25% and 32% of net product sales, respectively. The decrease in the ratio of cost of goods sold to sales is due primarily to a higher average selling price per unit and greater utilization of capacity at the Company's Canadian manufacturing facility. Research and development expenses were $2,565,488 for the third quarter of 1998, representing an increase of $1,033,692 or 67% over the third quarter of 1997. The increase in research and development expenses is primarily related to process development costs associated with the Company's new U.S. manufacturing facility coupled with costs related to pharmacoeconomic trials for one of the Company's products. Selling, general and administrative expenses for the third quarter of 1998 were $4,068,177, representing an increase of $2,099,429 or 107%, over the third quarter of 1997. This increase is due to increased staffing needed to support the scope of the Company's growing global activities and expenses related to start-up activities.

Results of Operations for the nine months ended September 30, 1998 and 1997

         Revenues. Total revenues for the nine months ended September 30, 1998 were $28,806,554, representing an increase of $3,911,600 or 16% over the same period of the prior year. Net product sales for the nine months ended September 30, 1998 were $25,228,181, representing an increase of $19,723,815 or 358% over the same period of 1997. This increase was primarily due to U.S. sales of Synvisc, which received marketing approval from the U.S. FDA in August 1997. The market demand for Synvisc exceeded the Company's ability to supply product during the first nine months of 1998. Income from licenses, royalties and research contracts was $3,578,373 for the nine months ended September 30, 1998 and included up-front license fees of $3,100,000 from Novartis Pharma AG related to the distribution of Synvisc in Central and South America. The decrease in licenses, royalties and research contract revenues is due primarily to up-front, non-refundable license fee payments of $16,000,000 from Wyeth-Ayerst Laboratories and $3,000,000 from Bayer AG which were received during the nine months ended September 30, 1997.

         Costs and Expenses. Total costs and expenses were $24,365,927 for the nine months ended September 30, 1998, representing an increase of $12,770,110 or 110% over the same period of the prior year. Cost of goods sold for the nine months ended September 30, 1998 and 1997 were $6,736,307 and $1,987,949, respectively, which represented 27% and 36% of net product sales, respectively. The decrease in the ratio of cost of goods sold to sales is due primarily to a higher average selling price per unit and greater utilization of capacity at the Company's Canadian manufacturing facility. Research and development expenses were $7,121,040 for the first nine months of 1998, representing an increase of $2,783,139 or 64% over the comparable period in 1997. The increase in research and development expenses is primarily related to process development costs associated with the Company's new U.S. manufacturing facility. Selling, general and administrative expenses for the first nine months of 1998 were $10,508,580, representing an increase of $5,238,613 or 99% over the first nine months of 1997. This increase is primarily due to increased staffing needed to support the scope of the Company's growing global activities.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This standard permits the recognition of deferred tax assets if it is more likely than not that the future benefit will be realized. During the third quarter of 1998, the Company determined that it is more likely than not that it will realize net deferred tax assets on future tax returns, principally from the generation of future domestic operating profits. This decision was made based on the Company's recent history of income and future projections of taxable income. Therefore, in the third quarter of 1998, the Company recognized certain net deferred tax assets of approximately $1.0 million. As a result, the Company reported a combined federal and state tax benefit of $405,000 for the three months ended September 30, 1998. Excluding the one-time benefit related to recognizing these net deferred tax assets, the effective rate for the nine months ended September 30, 1998 would have been approximately 29%. The effective rate of 29% is lower than the statutory rate due to the estimated utilization of certain net operating losses and tax credits in the current year's tax return.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $17,769,396 at September 30, 1998. Overall, the Company's cash position increased by $382,311 during the nine months ended September 30, 1998.

         The Company's operations over the past several years have been financed primarily from up-front non-refundable license fee payments from corporate partners and from the private placement of equity and convertible debt securities. Since January 1, 1995, the Company has received funding of $36,980,000 from non-refundable license fee payments, $8,170,900 from the private placement of equity securities, and $14,325,000 from the private placement of a convertible debt security.

         For the nine months ended September 30, 1998, the Company had cash outflows from operations of $852,689 which primarily resulted from the timing of collection of license fees and increased working capital requirements attributable to the increased sales and production levels. These outflows were partially offset by the timing of payments made to vendors. During the nine months ended September 30, 1998, the Company invested $15,601,630 in property, plant, and equipment, primarily associated with building manufacturing capacity in the United States. The Company continues to lease a 93,000 square foot building in New Jersey in which the U.S. manufacturing operations will reside. The Company has an option to acquire this building at a price of approximately $4,600,000. Should the Company not exercise its option by April 1999, the landlord has the right to require the Company to purchase this building for approximately the same price.

         The Company has completed the construction of the initial phase of its manufacturing capacity in the U.S. During the remainder of 1998, the Company expects to invest an additional $2,600,000 of capital to ready the facility for its intended use. The Company is currently in the process of validating the U.S. facility. Upon completion of the validation and receipt of regulatory approvals the Company will be able to ship product from the U.S. facility. The Company plans to seek mortgage and equipment financing which, if obtained, could fund a portion of these capital costs.

         The Company has also commenced construction of new research facilities as part of the same project at an estimated cost of $7,000,000. The Company expects to complete these facilities by early 1999. The Company plans to seek mortgage and equipment financing which, if obtained, could fund a portion of these capital costs.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (Continued)

         During the remainder of 1998, the Company also expects to utilize cash for the start-up of its medical manufacturing operations in the U.S., including, but not limited to, funds for payroll and benefits, training and development, materials and supplies, and working capital requirements. The Company also expects to incur additional expenses in 1998 associated with developing its internal infrastructure to support the administration of its various distribution agreements and expanded global operations. The Company believes that its capital needs, start-up costs, and higher operating expenses will be supported by its operations, existing cash position, up-front license fee payments from the potential completion of additional distribution agreements, milestone payments from existing corporate partners and existing and potential financing arrangements.

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

YEAR 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in normal business and operating activities.

         Some of the Company's systems are Year 2000 compliant. The Company has a program in place to assess the remaining software and systems and bring them into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The program focuses on three main functional areas, including; i) information technology which addresses data, phone and administrative systems, ii) embedded chip technology which addresses manufacturing systems, laboratory instruments and plant maintenance systems with programmable logic controllers with date functions, and iii) critical material suppliers and marketing partners which address third parties that are critical to the Company's manufacturing process and distribution of product. The Company expects to complete the assessment of these phases by early 1999 and plans to have each phase implemented and validated by September 30, 1999.

         The Company estimates that the costs associated with the Year 2000 issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. However, the failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the implementation of the Year 2000 program, the possibility of significant interruptions of normal operations will be reduced.

         The Company is also developing a contingency plan to address a situation in which Year 2000 problems do cause an interruption in normal business activities. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available.

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



DATE:     November  6, 1998         BIOMATRIX, INC.



                                    By: /s/ Endre A. Balazs
                                        ---------------------------------------
                                        Endre A. Balazs
                                        Chief Executive Officer and
                                        Chief Scientific Officer




                                    By: /s/ Maxine Seifert
                                        ---------------------------------------
                                        Maxine Seifert
                                        Vice President, Finance and
                                        Chief Financial Officer