Form 10-K/A
period 1996-12-31
BIOMATRIX INC
filed 1998-11-24
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K/A

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

LIST OF FINANCIAL STATEMENT SCHEDULES

         None.

LIST OF EXHIBITS  (numbered in accordance with Item 601 of Regulations S-K)

    *3.1 Amended and Restated Certificate of Incorporation of Biomatrix, Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *3.2 Amended and Restated Bylaws of the Company as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *4 Specimen Stock Certificate as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.1 Distributor Agreement dated April 1, 1986 between Biomatrix, Inc. and Union Carbide Chemicals and Plastics Corporation, Specialty Chemicals Division, assigned to Amerchol Corporation on October 1, 1986, as amended as of April 1, 1991, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.2 Stock Purchase Agreement dated June 21, 1991 by and among Biomatrix, Inc., Biomatrix Medical Canada Inc. and Investment Fund in Biotechnology Biocapital Limited Partnership, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.3 Shareholders Agreement dated June 21, 1991 between Biomatrix, Inc., Biomatrix Medical Canada Inc. and Investment Fund in Biotechnology Biocapital Limited Partnership, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.4 Technology License Agreement dated as of June 21, 1991 between Biomatrix, Inc. and Biomatrix Medical Canada Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.5 Management Services Agreement dated as of June 21, 1991 between Biomatrix, Inc. and Biomatrix Medical Canada Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.6 Consulting Agreement dated March 10, 1988 between Biomatrix, Inc., and Charles Weiss, M.D. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.7 Employment Agreement dated December 30, 1988 between Biomatrix, Inc. and Endre A. Balazs, M.D. As filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

    *10.8 Development Agreement by and among Biomatrix, Inc., Biomatrix Svenska AB and OA Investor KB (Up-Will) dated February, 1990 as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.9 1984 Stock Option Plan (as amended), and forms of Incentive and Non-Statutory Stock Option Agreements. As filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

    *10.10 Forms of Employment and Confidentiality Agreements, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.11 Distributorship Agreement dated January 1, 1991 between Biomatrix, Inc. and Equinord KB, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.12 Lease dated June 1, 1992 between Biomatrix, Inc. and Safer Development & Management Corp. for lease of premises located at 65 Railroad Avenue, Ridgefield, New Jersey, as filed as an Exhibit to the 1992 annual report on Form 10-K, and incorporated herein by reference thereto.

    *10.13 Technology and License Agreement dated June 26, 1991 between Biomatrix, Inc. and Union Carbide Corporation, as amended as of October 3, 1986, as filed as an Exhibit to Registration No. 33-41424, and incorported herein by reference thereto.

    *10.14 License Agreements dated as of May 21, 1982 by and between Biomatrix, Inc. and each of Drs. Endre A. Balazs, Janet L. Denlinger and Gerald S. Lazarus, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *10.15 Amendment to Employment Agreement dated December 30, 1988 between Biomatrix, Inc. and Endre A. Balazs, M.D., as filed as an Exhibit to the 1992 annual reports on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

    *10.16 Retirement Plan Agreement dated July 1, 1992 between Biomatrix, Inc. and the trustees of the Company, as filed as an Exhibit to the 1992 annual reports on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

    *10.17 Distribution agreement dated November 9, 1993 between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited, as filed as an Exhibit to the 1993 annual reports on Form 10-K, and incorporated herein by reference thereto. (Confidential portions have been filed separately with the Commission.)

    *10.18 Loan Agreement between Biomatrix Medical Canada Inc. and Society de Development Industrial du Quebec, as filed as an Exhibit to the 1993 annual reports on Form 10-K, and incorporated herein by reference thereto.

    *10.19 Consulting Agreement dated June 1, 1993 between Biomatrix, Inc. and Julius A. Vida, Ph.D., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

    *10.20 Stock Purchase Agreement dated June 23, 1994 between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference thereto.

    *10.21 Second Distribution Agreement dated June 23, 1994 between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1994, and incorporated herein by reference thereto. (Confidential portions have been filed separately with the Commission.)

    *10.22 Distribution Agreement dated March 17, 1995, between Biomatrix, Inc. and Recordati Chimica e. Farmaceutica S.p.A., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference thereto. (Confidential portions have been filed separately with the Commission.)

    *10.23 Stock Purchase Agreement dated March 17, 1995, between Biomatrix, Inc. and Recordati Chimica e. Farmaceutica S.p.A., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended March 31, 1995, and incorporated herein by reference therto.

    *10.24 Distribution Agreement dated September 8, 1995, between Biomatrix Medical Canada Inc. and RhUne-Poulenc Rorer Canada Inc., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto. (Confidential portions have been filed separately with the Commission.)

    *10.25    Agreement dated August 29, 1995, between Biomatrix, Inc. and Rory
              B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto.

    *10.26 Stock Purchase Agreement dated July 11, 1995, between Biomatrix, Inc. and Rory B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto.

    *10.27 Promissory Note from Rory B. Riggs to Biomatrix, Inc., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto.

    *10.28 Amendment dated July 10, 1995, to the Consulting Agreement dated June 1, 1993 between Biomatrix, Inc. and Julius A. Vida, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995 , and incorporated herein by reference therto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

    *10.29 1994 Stock Option Plan. Filed as an exhibit to the Company's proxy statement filed pursuant to Rule 14a-6 dated June 7, 1994, as filed as an Exhibit to the 1995 Annual Reports on Form 10-K, and incorporated herein by reference thereto.

    *10.30 Non-employee director stock option plan. Filed as an exhibit to the Company's proxy statement filed pursuant to Rule 14a-6 dated May 23, 1995, as filed as an Exhibit to the 1995 Annual Reports on Form 10-K, and incorported herein by reference thereto.

    *10.31 United States Distribution Agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

    *10.32 Restated Distribution Agreement between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited dated April 9, 1996, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorported herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

    *10.33 First Amendment to Stock Purchase Agreement, date April 7, 1996, between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

    *10.34 Agreement of Lease, dated April 18, 1996, between Ridgefield Associates and Biomatrix, Inc., as filed as an Exhibit to the quarterly report on Form 10-Q for te quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

    *10.35 International Distribution Agreement, dated June 14, 1996, between Biomatrix, Inc. and Collagen Corporation, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

    *10.36 Employment Agreement, dated April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto.

    *10.37 Amendment dated March 31, 1996 to the Consulting Agreement, dated June 1, 1993, between Biomatrix Inc. and Julius A. Vida, as filed as and Exhibit to the quarterly report on Form 10-Q for the quarted ended June 30, 1996, and incorporated herein by reference thereto.

    *10.38 Restricted Stock Purchase Agreement, date April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs, as filed as an Exhibit to the
              Schedule 13D of Rory B. Riggs filed with the Commission on June 24, 1996 and incorporated herein by reference thereto.

    *10.39 Secured Promissory Note, dated April 2, 1996, by Rory B. Riggs and Biomatrix Inc., as filed as an Exhibit to the Schedule 13D of Rory
              B. Riggs filed with the Commission on June 24, 1996 and incorporated herein by reference thereto.

    *10.40 Stock Pledge Agreement, dated April 2, 1996, between Rory B. Riggs and Biomatrix Inc., as filed as an Exhibit to the Schedule 13D of Rory B. Riggs filed with the Commission on June 24, 1996 and incorporated herein by reference thereto.

     10.41 Distribution Agreement dated December 17, 1996, between Biomatrix, Inc. and Boehringer Ingelheim France, S.A. (Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.)

    *11       Computation of Earnings per Share.

    *21 List of Subsidiaries, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

    *23.1 Consent of Coopers & Lybrand L.L.P., independent auditors of the Company.

    *27.1     Financial Data Schedule.


     ------------------


REPORT ON FORM 8-K

* Incorporated by reference to the Registrant's annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

DATE: November 24, 1998






                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BIOMATRIX, INC.

                                                 /s/  RORY B. RIGGS
                                             By:--------------------

                                                 Rory B. Riggs
                                                 President