Form 10-Q/A
period 1997-03-31
BIOMATRIX INC
filed 1998-11-24
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

        *11       Computation of Earnings Per Share

        *27       Financial Data Schedule


B.   REPORTS ON FORM 8-K

     * Incorporated by reference to registrant's quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997.

                                 BIOMATRIX, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:        November 24,1998         BIOMATRIX, INC.


                                     By: /s/ Rory B. Riggs
                                         ---------------------------
                                         Rory B. Riggs
                                         President