Form 10-K
period 1998-12-31
BIOMATRIX INC
filed 1999-03-31
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998      Commission file number 0-19373

                                 ---------------

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

           Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock. $.0001 Par Value
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Name of exchange on which registered shares are traded: New York Stock Exchange

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X     No
                                        ---       ---
         Indicate by check mark if disclosure of delinquent filers pursuant to Item-405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1999, was approximately $497 million, based upon the last reported sales price of the registrant's Common Stock on the New York Stock Exchange.

         At March 1, 1999 there were 11,392,036 shares of the registrant's Common Stock outstanding.
                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the
Exhibit Index.

                                 BIOMATRIX, INC.

                         1998 ANNUAL REPORT - FORM 10-K

                                TABLE OF CONTENTS

Item No.                                                                                                      Page
Part I
      1.      Business..........................................................................................1
                Overview........................................................................................1
                Therapeutics....................................................................................2
                Therapeutics In Development.....................................................................4
                Dermaesthetics (Skin Care Products).............................................................5
                Distribution Agreements.........................................................................6
                Manufacturing...................................................................................7
                Human Resources.................................................................................7
                Research and Development Expenditures...........................................................7
                Sales by Geographic Area and Significant Customer Data..........................................7
                Risk Factors....................................................................................8
      2.      Properties.......................................................................................10
      3.      Legal Proceedings................................................................................10
      4.      Submission of Matters to a Vote of Security Holders..............................................10
              Executive Officers...............................................................................11
Part II
      5.      Market for the Registrant's Common Equity and Related Shareholder Matters........................12
      6.      Selected Financial Data..........................................................................13
      7.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................................14
      7a.     Quantitative and Qualitative Disclosures About Market Risk.......................................19
      8.      Financial Statements and Supplementary Data......................................................19
      9.      Changes In and Disagreements with Accountants on Accounting and Financial
              Disclosure.......................................................................................19
Part III
      10.     Directors and Executive Officers of the Registrant...............................................19
      11.     Executive Compensation...........................................................................19
      12.     Security Ownership of Certain Beneficial Owners and Management...................................19
      13.     Certain Relationships and Related Transactions...................................................19
Part IV
      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................20

                                     PART I

Item 1.  Business

Overview

         Biomatrix, Inc., together with its subsidiaries Biomatrix Medical Canada Inc. ("BMC"), Biomatrix Svenska AB ("Biomatrix Svenska"), Biomatrix U.K. Limited ("Biomatrix UK"), Biomatrix Hong Kong Limited ("Biomatrix Hong Kong"), Biomatrix France SARL ("Biomatrix France"), Biomatrix Switzerland GmbH ("Biomatrix Switzerland"), and Biomatrix Germany GmbH ("Biomatrix Germany") (together, "Biomatrix" or the "Company") develops, manufactures, markets and sells a series of proprietary viscoelastic products made of biological polymers called hylans for use in therapeutic medical applications and skin care. Hylans are chemically modified forms of the naturally occurring hyaluronan (also known as hyaluronic acid or sodium hyaluronate). Hylans are the second generation of viscoelastics used in medicine, and are characterized by significantly enhanced physical (rheological) properties (elasticity, viscosity and pseudoplasticity) as compared to naturally occurring hyaluronan, from which the first generation viscoelastics are made. The discovery of hylans has allowed the Company to develop a range of patented products with superior viscoelastic properties in the forms of fluids, gels and solids.

         The Company was founded in 1981. In 1983, the Company established its research and development department, laboratory facilities and a pilot manufacturing plant at its corporate headquarters in Ridgefield, New Jersey. During the period from 1987 through 1995, the Company also conducted research and development work in Europe through its wholly-owned subsidiary Biomatrix Svenska in Uppsala, Sweden. BMC was established in 1991 to manufacture medical products and to market certain medical products in Canada. In 1997, Biomatrix UK, Biomatrix Switzerland and Biomatrix Hong Kong were established to market and sell certain medical products in the United Kingdom, Switzerland, and Hong Kong, respectively. Biomatrix France was also established in 1997 to assist in marketing certain products in France. In 1998, Biomatrix Germany was established to assist in marketing certain products in Germany. In 1998, the Company completed construction of a manufacturing plant in Ridgefield, New Jersey and commenced manufacturing operations. The Company received certification (ISO 9001/EN46001) of its quality system for manufacturing viscoelastic medical therapeutics in the fourth quarter of 1998. This certification permits the Company to manufacture and ship its products from the New Jersey manufacturing facility to the 19 countries of the European Economic Area and a number of countries in Latin America and Asia. During the first quarter of 1999, the Company also received FDA approval to ship Synvisc within the United States from its New Jersey manufacturing facility.

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

         Under Dr. Balazs' leadership, the Company's scientists developed a new class of biopolymers, called hylans. These polysaccharide molecules are derived by chemical modification of hyaluronan. The Company's hylan products are highly biocompatible like the naturally occurring hyaluronan, which allows them to be used in the body without causing allergic or foreign body reactions. The Company believes that products made of hylans are superior to the products made of first generation hyaluronan due to the enhanced rheological properties and the prolonged residence time in tissues.

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

         The Company's business is to develop, manufacture, market and sell viscoelastics used as medical therapeutic devices. The use of viscoelastics in medicine during the past decades has created several new medical therapeutic modalities including:

         o Viscoaugmentation, the use of viscoelastic gels for tissue augmentation to provide a scaffolding for tissue regeneration or an inert elastic filler in applications such as augmentation of dermal tissue for the correction of facial wrinkles and depressed scars and the augmentation of the sphincter muscle in urinary incontinence.

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

Synvisc(R)
         Synvisc(R), a viscoelastic device made of patented hylan biopolymers, is used for the treatment of osteoarthritis of the knee to reduce pain and improve joint mobility. Synvisc treatment involves a series of injections into the affected joint. It supplements the elastoviscosity of the synovial fluid of the arthritic joint, and is regarded as a liquid prosthesis for the joint because it replaces the pathologically low elastoviscous fluid with a supplement of fluid with enhanced elastoviscous properties. This medical treatment modality is called viscosupplementation. Synvisc is administered over a fifteen day period and involves a series of three injections into the arthritic joint.

         The Company has completed thirteen clinical studies involving Synvisc in which approximately 1,726 patients participated. These studies were carried out and completed in the United States, Germany, the United Kingdom, Sweden and Canada. The results of these studies indicate that Synvisc is a safe and efficacious treatment for osteoarthritis of the knee.

         The Company received approval to market Synvisc for treatment of osteoarthritis of the knee joint in Canada in 1992, in Sweden in 1995 and obtained the CE Mark in late 1995, which permits marketing in the 19 countries of the European Economic Area ("EEA"). In March 1997, the Company received approval from the People's Republic of China to register Synvisc, which allows the Company to import and sell Synvisc as a medical device in every province in China. In August 1997, the Company received approval from the United States Food and Drug Administration ("FDA") for the use of Synvisc for treatment of osteoarthritis of the knee in the United States. Additionally, the Company received approvals in October 1997 and December 1997 to market Synvisc in Hong Kong and Israel, respectively. During 1998, the Company received approvals in the following countries: Malaysia, Brazil, Singapore, Chile, Argentina, Slovenia, Guatemala, Mexico, Thailand, Australia and Peru. In early 1999 the Company received approval to market Synvisc in South Africa and Colombia.

         The Company began marketing Synvisc in Canada with its own sales force in early 1993, and in 1995 signed a distribution agreement with Rhone-Poulenc Rorer Canada Inc. ("RPR") to share the marketing effort. In September 1995,

BMC and RPR began marketing Synvisc jointly in Canada. In June 1995, Roche AB, a subsidiary of F. Hoffmann-La Roche Ltd., commenced sales of Synvisc in Sweden and obtained the distribution rights for Synvisc in South Africa. In December 1996, the Company entered into an agreement with Boehringer Ingelheim France, S.A. ("Boehringer Ingelheim") for the distribution of Synvisc in France, and in October 1997 the product was officially launched in France. In February 1997, the Company entered into an agreement with Wyeth-Ayerst Laboratories ("Wyeth"), a division of American Home Products, for the distribution of Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. The Company and Wyeth launched Synvisc in Germany, Austria and the United States in 1997, and in Spain, Portugal, and Greece in 1998. In April 1997, the Company entered into an agreement with Bayer AG ("Bayer") for the distribution of Synvisc in Australia, Indonesia, Israel, Malaysia, New Zealand, Singapore, Taiwan and Thailand. The Company and Bayer launched Synvisc in Israel during 1998 and Malaysia during 1999. In February 1998, the Company entered into an agreement with Novartis Pharma AG ("Novartis") for the distribution of Synvisc in Latin America and the Caribbean. The Company and Novartis launched Synvisc in Argentina, Brazil, Chile, Peru and Panama during 1998. In the first quarter of 1999, the Company and Roche launched Synvisc in South Africa. The Company is currently seeking and negotiating with potential marketing partners for distribution of Synvisc in certain other European and Asian countries.

Hylaform(R)
         Hylaform(R) is a patented viscoelastic device made of hylan and is used for viscoaugmentation of dermal tissue to correct facial wrinkles and depressed scars by injection directly into the dermal tissue. In late 1995, the Company obtained approval (CE mark) to market this product as a medical device in the 19 countries of the EEA. In June 1996, the Company entered into an agreement with Collagen Corporation, now Collagen Aesthetics, Inc., ("Collagen") for the distribution of Hylaform in Europe, Canada, Japan, Australia and other select countries worldwide. Collagen began marketing Hylaform in certain European countries in November 1996 and completed the launch of Hylaform throughout Europe during 1997. During 1997 the Company received regulatory approval to market Hylaform in Canada, Israel, and Chile. Additionally, the Company received regulatory approval to market Hylaform in Argentina in 1998 and in Australia in 1999. Collagen launched Hylaform in Canada and Israel during 1998. The Company's Pre-Market Approval ("PMA") application for Hylaform was submitted to the Food and Drug Administration ("FDA") in 1995 and was subsequently withdrawn in December 1997. The Company has also entered into a distribution agreement with Collagen for Hylaform in the United States. Under such agreement, Collagen has the exclusive distribution rights to Hylaform in the United States subject to an additional payment and FDA approval.

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

HsS(TM)
         HsS(TM) is a sterile, preservative-free, viscoelastic, clear corneal eye drop that is presented in a single-use container. HsS provides prolonged moisture control and protection to corneal surfaces during surgery. Use of HsS reduces the need for frequent applications of saline solution on the corneal surface, allowing for safer and more efficient surgery. HsS received approval for marketing in Canada and plans are being developed for its commercial launch.

Therapeutics In Development

         The following discussion addresses the Company's medical therapeutic products that are in development. Preclinical studies have been completed for these products, and some have been tested in exploratory clinical trials. None of these products have been submitted to regulatory agencies for marketing approval anywhere in the world. The Company analyzes its therapeutics in development according to the following categories: anti-adhesion, ophthalmic and other.

         Anti-Adhesion

Hylagel(R) Nuro
         Hylagel(R)Nuro is a proprietary hylan product that is used in viscoseparation. The product is a resorbable, injectable treatment that inhibits scar formation in patients undergoing various types of lumbar surgical procedures. The Company has filed an Investigational Device Exemption ("IDE") with the FDA for this product.

Hylafilm(R)
         Hylafilm(R) is a proprietary hylan product in the form of films and membranes to be used in viscoseparation. Clinical trials are planned to address the prevention of postsurgical adhesions after pelvic, abdominal and gynecological surgeries.

Hylasine(TM)
         Hylasine(TM) is a viscoelastic proprietary hylan device for use in viscoseparation of healing mucous membranes following various otolaryngological surgeries. It is designed to prevent excessive scar formation and adhesions between mucous membranes which could cause occlusion (stenosis) of vital air passageways. The Company has successfully completed clinical studies in the United States and Canada. Regulatory submissions are planned for marketing approvals in the United States and abroad.

         Ophthalmic

Hylashield(R) CL
         Hylashield(R) CL is a sterile, preservative-free, elastoviscous shield for use on the surface of the eye with all contact lens users to enhance comfort and contact lens duration of use. Hylashield(R) CL is currently in clinical trials in the United States.

Hylasol(TM)
         Hylasol(TM) is a proprietary elastoviscous hylan solution designed for various ophthalmic surgical indications, including contemporary surgical techniques associated with cataract removal and intraocular lens implantation. Exploratory clinical trials confirming the safety, efficacy and surgical utility of these products have been completed. Additional trials are planned.

Hylagel(R) Eye
         Hylagel(R)Eye is a proprietary elastoviscous hylan device. It was developed by the Company as a viscosupplementation product for replacement of the vitreus in retinal detachment surgery. Based on the results of exploratory clinical trials, this product is being redesigned to meet newly emerged therapeutic needs.

         Other

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

Hylagel(R)Uro
         Hylagel(R)Uro is a proprietary hylan polymer device. It was developed to act as a long-lasting viscoelastic tissue implant for viscoaugmentation. Its primary use is to enhance the function of the urinary sphincter muscle by acting as a filler between weakened muscle tissue and the mucosa in cases of urinary incontinence. The Company received FDA approval to begin multicenter clinical trials for HylagelUro, and these trials have commenced.

Hylagel(R)Voc
         Hylagel(R)Voc is a proprietary hylan B product designed for use in vocal cord augmentation. Clinical trials are in progress in Europe using this product in tissue augmentation after vocal cord dysfunction.

Dermaesthetics (Skin Care Products)

         The Company has developed and manufactures ten viscoelastic products, so-called specialty intermediates for the skin care industry. The Company's skin care intermediates are proprietary hyaluronan or hylan products, and their enhanced rheological properties (viscosity, elasticity and pseudoplasticity) make them superior to low molecular weight hyaluronan products. These highly elastoviscous formulations of hyaluronan and hylan are unique in their high water-binding, free radical-scavenging and space-filling properties.

         The following specialty intermediates are marketed worldwide by Amerchol Corp. ("Amerchol"), a subsidiary of Union Carbide Corp.:

         Biomatrix(R): a patented, highly elastoviscous complex of hyaluronan, dermal lipids and proteins. Biomatrix is utilized as a component in several cosmetic products introduced into the market in the early 1980s.

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

         Biocare(R) SA-J: a patented elastoviscous combination of albumin, dextran sulfate and hylan similar to Biocare SA and Biocare SA-N, created to satisfy certain regulatory requirements in certain countries.

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

Distribution Agreements

         The Company has entered into distribution agreements with various marketing partners for certain of the Company's medical products. The distribution agreements generally provide that the Company manufactures and supplies Synvisc for a contractual percentage of the marketing partner's sales price, or a minimum price, whichever is greater. The Company has entered into the following agreements:

         Wyeth-Ayerst ("Wyeth"). In February 1997, the Company entered into a distribution agreement with Wyeth, a division of American Home Products. The agreement provides Wyeth with exclusive marketing rights to Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. In 1997, the Company received various non-refundable payments totaling $17.0 million. The Company also received a milestone payment of $6.0 million during the first quarter of 1999 and could receive additional payments in the future if sales reach certain levels. Additionally, Wyeth reimburses the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of area business consultants to assist in selling Synvisc in Europe and the United States. Wyeth launched Synvisc during 1997 in the United States, Germany and Austria and in 1998 launched the product in Spain, Portugal and Greece.

         Bayer AG ("Bayer"). In April 1997, the Company entered into a distribution agreement with Bayer. The agreement provides Bayer with exclusive marketing rights to Synvisc in Australia, Indonesia, Israel, Malaysia, New Zealand, Singapore, Taiwan and Thailand. In return the Company received an up-front non-refundable payment of $3.0 million and could receive a milestone payment of $2.0 million upon certain approvals or if sales reach a certain level. Additionally, Bayer will reimburse the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining several area business consultants to assist in selling Synvisc in certain countries. Bayer launched Synvisc in Israel during 1998 and in Malaysia in 1999.

         Novartis Pharma AG ("Novartis"). In February 1998, the Company entered into a distribution agreement with Novartis. The agreement provides Novartis with the exclusive marketing rights to Synvisc in Latin America and the Caribbean. In return the Company received an up-front non-refundable payment of $1.5 million and will receive an additional $1.6 million in the fourth quarter of 1999. Additionally, Novartis will reimburse the Company for its costs of maintaining several area business consultants to assist in selling Synvisc in certain countries. During 1998 Novartis launched Synvisc in Argentina, Brazil, Chile, Peru and Panama.

         F. Hoffmann-La Roche Ltd. ("Roche"). In 1995, pursuant to the amendment of previous distribution agreements with Syntex, Roche maintained exclusive marketing rights to Synvisc in Sweden and South Africa. Roche began selling Synvisc in Sweden in June 1995 and launched Synvisc in South Africa in 1999.

         Rhone-Poulenc Rorer Canada Inc. ("RPR"). In September 1995, the Company, through BMC, entered into a distribution agreement with RPR. The agreement provides RPR with exclusive marketing rights for Synvisc in Canada. In return, the Company received an up-front non-refundable payment of $3.5 million and could receive a milestone payment if sales reach a certain level. RPR began selling Synvisc in Canada in November 1995.

         Collagen Aesthetics, Inc. ("Collagen"). In June 1996, the Company entered into a distribution agreement with Collagen. The agreement provides Collagen with exclusive marketing rights for Hylaform in Europe, Canada, Japan, Australia and other select countries. In return, the Company received an up-front, non-refundable payment of $5.0 million and is entitled to receive a royalty based upon sales of Collagen's dermal augmentation products as well as an additional royalty based on the growth of Collagen's total dermal augmentation business. The Company has also entered into a distribution agreement with Collagen for Hylaform in the United States. Under such agreement, Collagen has the exclusive distribution rights for Hylaform in the United States subject to an additional payment and FDA approval. Collagen began selling Hylaform in certain European countries in November 1996 and successfully completed the launch in every country of the European Economic Area during 1997. In addition, Collagen launched Hylaform in Canada during 1998.

         Boehringer Ingelheim France, S.A. ("Boehringer Ingelheim"). In December 1996, the Company entered into a distribution agreement with Boehringer Ingelheim. The agreement provides Boehringer Ingelheim with exclusive marketing rights for Synvisc in France. In return, the Company received an up-front non-refundable payment of $1.0 million and could receive milestone payments if sales reach certain levels. Additionally, Boehringer Ingelheim reimburses the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of area business consultants to assist in selling Synvisc in France. Boehringer Ingelheim began selling Synvisc in France during 1997.

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

         Equinord KB ("Equinord"). The Company has entered into a distribution agreement with Equinord for the distribution of Gelvisc(R)Vet in the veterinary market in Sweden, France and Italy. Under the agreement, Equinord will obtain the necessary regulatory approvals and advertise and promote the product in these countries. Equinord currently sells GelviscVet itself in Sweden and through Boehringer Ingelheim in France.

Manufacturing

         In 1991, BMC acquired a manufacturing facility in Canada. BMC began commercial manufacturing of medical devices made from hylan biopolymers in the second half of 1992. During 1993, the Canadian facility was certified by the Health Protection Branch ("HPB") of the Canadian Ministry of Health as meeting good manufacturing practices ("GMPs") for the manufacturing of small volume injectable products. Qualification of GMP was accomplished in the facility inspection by the FDA. During 1997 and 1998, the Company increased the production capacity of the Canadian facility.

         In 1998, the Company completed construction of its New Jersey manufacturing facility and commenced production of its various products there. The Company received certification (ISO 9001/EN46001) of its quality system for manufacturing viscoelastic medical therapeutics in the fourth quarter of 1998. This certification permits the Company to manufacture and ship its products from the New Jersey manufacturing facility to the 19 countries of the European Economic Area and a number of countries in Latin America and Asia. During the first quarter of 1999, the Company also received FDA approval to ship Synvisc within the United States from its New Jersey manufacturing facility.

Human Resources

         As of December 31, 1998, the Company, including its subsidiaries, employed 369 full-time and 2 part-time employees. Of such employees, 14 hold doctoral degrees (M.D., Ph.D.), 38 hold other advanced degrees and 123 hold bachelor's degrees. Forty-eight of the Company's full-time employees are engaged in research and development, 215 are engaged in manufacturing, quality control and quality assurance, and 106 are engaged in sales, marketing, finance and administration. The Company considers its employee relations to be good.

Research and Development Expenditures

         For the years ended December 31, 1998, 1997 and 1996, the Company expended $9.7 million, $5.9 million and $5.5 million, respectively, on research and development relating primarily to new product development, development of the manufacturing process, preclinical and clinical studies and regulatory expenses in the United States and abroad. The increase in 1998 research and development expenditures is primarily related to process development costs associated with the Company's new U.S. manufacturing facility.

Sales by Geographic Area and Significant Customer Data

         The information required is incorporated herein by reference to the footnotes to the Company's consolidated financial statements.

Risk Factors

         Investing in Biomatrix securities involves risks. You should carefully consider the following factors, in addition to the other information in this Form 10-K.

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

Governmental Regulation. The FDA and foreign regulatory agencies regulate the commercial distribution of the Company's medical products. The FDA classifies medical products as either medical devices or drugs/biologicals. Currently, the FDA and most foreign regulatory agencies consider most of the Company's medical products to be medical devices. Some of the Company's products are currently being reviewed for approval by various regulatory agencies. The approval process is costly, complex, and time-consuming, and it is possible that these approvals could be delayed or never granted. The regulatory process can delay marketing new products for long periods and can add substantial costs. In addition, changes in governmental rules and regulations could affect the Company in ways the Company cannot predict. Changes could affect products already approved for marketing, products that have not yet been approved, or the approval process itself.

         The FDA and foreign regulatory agencies inspect the Company's manufacturing facilities both before and after giving their approval to market a product. Additionally, if a material change is made to the manufacturing process, equipment, or location after receiving approval for marketing from regulatory agencies, additional regulatory review may be necessary.

         The Company's skin care products are not subject to pre-market approval requirements or FDA mandated performance standards. However, the Company is subject to provisions of law prohibiting the commercial marketing of misbranded or adulterated products.

Reimbursement. The availability of reimbursement by Medicare, Medicaid, private health insurers, and other organizations may affect sales of the Company's products. Limitations on reimbursement may negatively impact sales of its medical products. In the United States, the Health Care Finance Administration, also known as HCFA, and many private health insurance organizations currently provide reimbursement for Synvisc. Synvisc is currently reimbursed by all of the Medicare regional insurance carriers. Synvisc is also on the list of government-reimbursable products in Sweden. Currently, Synvisc has not been approved for reimbursement by the Canadian provincial governments; several Canadian private insurance companies do, however, provide reimbursement for Synvisc. In addition, the Company is currently discussing reimbursement for Synvisc with European government agencies. The Company does not expect insurance companies to pay for Hylaform, another of the Company's products. Changes in reimbursement policies could significantly reduce the Company's ability to sell its products.

Dependence on Distribution Relationships. The Company has entered into several distribution agreements for marketing and distributing some of its products, including Synvisc and Hylaform. As a result, the Company is dependent on its marketing partners for sales of its product in countries in which the Company has marketing and distribution agreements. It is possible that the Company will not be able to maintain its current arrangements, and if that happens, the Company may not be able to replace them with other acceptable arrangements. It is also possible that the Company's marketing partners will not be able to market and distribute its products successfully in the future.

Patents. In order to protect its core hylan technology, the Company has obtained patents on its technologies and on its products in key countries. The Company currently has 22 issued or allowed patents and 1 patent pending in the United States, and 88 issued or allowed patents and over 68 patents pending in foreign countries. The Company cannot be sure that any patents pending or patent applications the Company may file in the future will result in issued patents. Any patents the Company has now, or that are issued in the future, trade secrets or know-how may not be enough to protect the Company's business against competitors with similar technologies or processes. Others might still infringe upon or design around the Company's issued patents. In addition, others might develop proprietary technologies or processes on their own which are the same as or substantially equivalent to the Company's. It could be very expensive if the Company has to defend against patent infringement suits brought against it or if the Company chooses to sue others to protect its patents against infringement.

         In addition to patent protection, the Company relies on trade secrets, proprietary know-how and continuing technological developments. The Company generally tries to protect this information by entering into confidentiality agreements with its business partners, employees and consultants. Certain people might break the promises they make in these agreements. If they do, the Company may not be able to remedy the damage they cause to the Company's business. Even if everyone honors these agreements, the Company's competitors might still discover its trade secrets on their own.

Competition. The Company believes that its superior technology and its longstanding know-how and experience give the Company its primary advantages over its competitors. Competition for the Company's product, Synvisc, consists primarily of products based on earlier technology. These products include, in the United States, the FDA-approved Hyalgan(R), produced by Fidia S.p.A. and marketed in the United States by OrthoLogic Corp. Another product based on earlier technology is Orthovisc(R), which failed in 1998 to receive approval from the FDA for marketing in the United States but is marketed in Canada and in certain other countries. Orthovisc is produced by Anika Therapeutics, Inc. and marketed by Zimmer, Inc. In Europe, the primary competitive products are Hyalgan and Artz(R), a Japanese product. To the best knowledge of the Company, there are no other viscosupplementation products on the market, or in development, which, like Synvisc, have the physical properties of viscosity, elasticity and molecular weight which are comparable to the physical properties of healthy, young synovial fluid.

         The Company's ability to compete depends primarily upon product acceptance by doctors and other customers and whether or not health insurance will pay for treatment with its products, as opposed to those of its competitors.

         The Company believes its patents on hylans make it more difficult for others to develop and sell products made from similar substances. However, a number of potential competitors are trying to develop similar substances. Other substances or technologies may be, now or in the future, the basis of competitive products that could render its technology obsolete or non-competitive.

Manufacturing. The Company faces manufacturing risks. The Company's manufacturing process is highly complex and is regulated by the government. It is possible that the Company will have problems maintaining or expanding its facilities in the future. These problems could cause delays in production or delivery delays. Any significant disruption in its manufacturing operations could significantly hurt the Company's business, results of operations, and financial condition.

Rapid Growth. The Company has recently expanded rapidly and aggressively. In 1998 alone the Company more than doubled its number of employees. Also, the Company now operates and has employees in eight countries. This expansion requires that the Company spend a significant amount of money to support what the Company hopes will be increased demand for its products. This strategy involves risks, which include supporting higher levels of operating expenses, attracting and retaining employees, and dealing with other management difficulties that arise from rapid growth. Any failure to manage growth effectively could have a significant adverse effect on the Company's ability to run its business.

Dependence Upon Key Personnel. The Company's future success is highly dependent on the members of its management and scientific staff. The loss of one or more key employees could hurt the Company significantly. The Company does not maintain any key person life insurance policies with respect to any of its employees. The Company has entered into employment agreements with Dr. Endre A. Balazs, Chief Executive Officer and Chief Scientific Officer, and Rory B. Riggs, President. These agreements restrict Dr. Balazs and Mr. Riggs from engaging in certain activities that are competitive with Biomatrix. The Company has entered into similar agreements with most but not all of its employees.

Fluctuation in Operating Results. The Company's operating results may fluctuate from period to period. The Company has planned its operating expenses on the assumption that revenues from sales will continue to grow. If these revenues do not grow as the Company has projected, its operating results for a particular period may be lower than expected. A revenue shortfall could result from a number of factors, including but not limited to those described in this document, lower than expected demand for its products; fewer purchases of its products by its distribution partners; inability to collect from those who owe the Company money, goods, or services; manufacturing interruptions; and overall economic conditions.

Product Liability. Producing and selling health-care products can lead to allegations of product liability, and it is possible that product liability claims could be brought against the Company. Although the Company carries product liability insurance in an amount that the Company considers sufficient, the Company cannot be sure that the amount of coverage that the Company currently holds, or will hold in the future, will be adequate. If its insurance coverage is not sufficient the Company may not be able to satisfy liability claims out of its other assets. If the Company attempts to obtain additional insurance in the future, the Company may not be able to do so on acceptable terms, and any additional insurance the Company does obtain may not provide adequate coverage against asserted claims.

Stock Price Volatility. The market price of the Company's common stock, like that of the securities of many other biomedical and medical device companies, has fluctuated over a wide range, and the market price of the shares of its common stock or other securities could be highly volatile in the future. Factors including, but not limited to, fluctuation in the Company's operating results or the Company's failure to meet the expectations of the investment community, its ability to manufacture its products, demand for its products, announcements of technological innovations or new commercial products by the Company or its competitors, governmental regulation, changes in insurance reimbursement policies, developments or disputes concerning patent or other proprietary rights, public concern as to the safety of devices or other products developed by the Company or its competitors, and general market conditions may have a significant effect on the market price of its common stock or other securities.

Item 2. Properties

         The Company's executive, administrative and research and development are located in Ridgefield, New Jersey in leased premises of approximately 66,000 square feet. In the fourth quarter of 1998, the Company exercised an option to purchase the 93,000 square foot facility in Ridgefield, NJ which houses its U.S. manufacturing facility. The Company expects to complete the purchase of the U.S. manufacturing facility in the first half of 1999. BMC owns a 28,000 square foot manufacturing facility in Pointe-Claire, Quebec, Canada. The Company's subsidiaries also lease small administrative offices in their respective countries.

Item 3. Legal Proceedings

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Protection ("DEP") that it was one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DEP reviewed hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. As of December 31, 1997 the Company had a reserve of $0.7 million related to this matter. During the fourth quarter of 1998, the final remedy was selected by the DEP and the Company settled out of the matter pursuant to a buy-out proposal prepared by the steering committee and reversed the reserve. Therefore, at December 31, 1998 the Company no longer has a reserve for any potential litigation regarding this matter.

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform resulted from his consultancy. Jarcho seeks compensatory damages of $0.3 million plus a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, the Company opposed that request, and the request was denied. On June 16, 1997 Jarcho filed suit in New Jersey state court. The Company intends to defend this matter vigorously. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's shareholders during the last quarter of its fiscal year ended December 31, 1998.

Executive Officers

       Information with respect to the Executive Officers of the Company furnished by them is set forth below:

         Name                                   Age           Position(s) with the Company
         ----                                   ---           ----------------------------
Endre A. Balazs, M.D.   .........................79  Chief Executive Officer and Chief Scientific Officer; Director
Rory B. Riggs....................................45  President; Director
Janet L. Denlinger, Ph.D. .......................53  Executive Vice President; Director
Wesley M. Domareki...............................49  President, ORLO Division
Beatrice Morales.................................49  Vice President, Quality Assurance and Quality Control
Richard S. Romasz, Ph.D..........................49  Vice President, Clinical Affairs
Maxine Seifert...................................45  Vice President, Finance and Chief Financial Officer
Donald E. Woodhouse..............................52  Vice President, Manufacturing

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

         Rory B. Riggs, President and Director. Mr. Riggs was elected President of the Company on April 1, 1996 and served as the acting Chief Financial Officer from September 1996 to January 1998. He has been a Director of the Company since October 1990. Since 1991, he has been affiliated with ITIM Corp. and Pharmaceutical Partners LLC, investment advisory and venture capital firms specializing in pharmaceutical and biotechnology investments. From 1991 to 1994, he was acting President and Chief Executive Officer of RF&P Corporation, a company wholly owned by the Virginia Retirement System. Until 1990, Mr. Riggs was a Managing Director in the Mergers and Acquisitions Department at PaineWebber Incorporated, where he was employed for more than nine years. He is a graduate of Middlebury College and Columbia University's Graduate School of Business. Mr. Riggs is a member of the Board of Directors of Spartan, Inc. and FibroGen, Inc..

         Janet L. Denlinger, Ph.D., Executive Vice President and Director. Dr. Denlinger, a co-founder of the Company, has been Executive Vice President of the Company since 1989 and a Vice President and Director of the Company since its inception. She was a research associate of Dr. Balazs for 20 years at the Boston Biomedical Research Institute and then at the Department of Ophthalmology, College of Physicians and Surgeons, Columbia University. She is the author of numerous publications in physiology, biochemistry and biological activity and metabolism of hyaluronan. Dr. Denlinger received a Ph.D. degree in biochemistry from the University of Lille, France. She is married to Dr. Balazs.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market Information
         On July 23, 1998 the Company's common stock began trading on the New York Stock Exchange under the symbol "BXM." The Company's common stock had previously been traded in the Nasdaq National Market under the symbol "BIOX." The following table sets forth the range of high and low last sale prices per share for the Company's common stock on the New York Stock Exchange and Nasdaq National Market for 1998 and 1997.

                  Year Ended December 31, 1998
                  ----------------------------
                                                                                               High         Low
                                                                                               ----         ---
                  Fourth Quarter...........................................................  $58.25        $25.00
                  Third Quarter............................................................   57.56         37.25
                  Second Quarter...........................................................   41.00         29.13
                  First Quarter............................................................   34.69         28.00

                  Year Ended December 31, 1997
                  ----------------------------
                                                                                               High         Low
                                                                                               ----         ---
                  Fourth Quarter...........................................................  $38.13        $26.50
                  Third Quarter............................................................   41.00         19.38
                  Second Quarter...........................................................   21.13         11.25
                  First Quarter............................................................   17.50         13.38

Holders

         As of March 1, 1999, there were approximately 270 shareholders of record. This does not reflect beneficial shareholders who hold their stock in nominee or "street" name through various brokerage firms.

Dividends

         No cash dividends have been paid on the Common Stock to date, and the Company does not anticipate any cash dividends in the foreseeable future.

Sales of Unregistered Securities

           In May 1998, the Company issued $15.0 million of subordinated convertible debt to a third party. The debt has a five year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $40 per share after one year. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied. Debt fees are included in other assets and are being amortized on a straight-line basis over the five year term of the debt. The issuance of this security was not registered with the Securities and Exchange Commission.

         In April 1998, a Canadian venture capital firm exercised its right to convert the 62,500 Class A shares it held in Biomatrix Medical Canada Inc. ("BMC") into 38,462 shares of Biomatrix, Inc. common stock. As a result, BMC is now a wholly-owned subsidiary of Biomatrix, Inc. No gain or loss was recognized on the conversion of shares. The issuance of these shares was not registered with the Securities and Exchange Commission.

         All of the foregoing securities were issued in private offerings, which the Company believes qualify as transactions by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

         The following is a summary of selected historical financial data for the Company. The data for each of the three years in the period ended December 31, 1998, have been derived from, and all data should be read in conjunction with the audited consolidated financial statements of the Company, included in
Item 8 of this Report.

                                                              (in millions, except share and per share data)
                                                                           Years Ended December 31,
                                                    -----------------------------------------------------------------
                                                     1998            1997           1996           1995          1994
                                                     ----            ----           ----           ----          ----
Consolidated Operating Data:
Net Sales...................................        $37.8           $11.7           $5.0           $3.6          $2.5
Income from license fees, royalties,
  research contracts and grants.............          9.8            20.8           10.6            7.5           6.4
                                                    -----           -----          -----          -----         -----
Total Revenues .............................         47.6            32.5           15.6           11.1           8.9
Cost and Expenses:
  Cost of Goods Sold........................          9.7             3.6            2.6            1.9           1.6
  Research and Development..................          9.7             5.9            5.5            5.1           5.1
  Selling, General and Administrative.......         14.5             7.8            5.3            5.0           7.1
                                                    -----           -----          -----          -----         -----
Total Cost and Expenses.....................         33.9            17.3           13.4           12.0          13.8
                                                    -----           -----          -----          -----         -----
Income (Loss) from Operations...............         13.7            15.2            2.2           (0.9)         (4.9)
Other Income, net...........................          0.4             1.1            0.7            0.7           0.4
(Provision for) Benefit from Income Taxes...         (2.0)           (0.6)          (0.1)            -            0.1
                                                    -----           -----          -----          -----         -----
Net Income (Loss)...........................        $12.1           $15.7           $2.8          ($0.2)        ($4.4)
                                                    =====           =====          =====          =====         =====

Net Income (Loss) per Share - Basic.........        $1.08           $1.44          $0.27         ($0.02)       ($0.47)
Net Income (Loss) per Share - Diluted.......        $1.02           $1.39          $0.25         ($0.02)       ($0.47)

Shares used in computing
  Net Income (Loss) per Share:
  Basic.....................................   11,225,199      10,894,769     10,434,230      9,876,587     9,256,165
                                               ==========      ==========     ==========      =========     =========
  Diluted...................................   11,851,879      11,327,206     10,895,026      9,876,587     9,256,165
                                               ==========      ==========     ==========      =========     =========

                                                                            (in millions)
                                                                       Years Ended December 31,
                                                    -----------------------------------------------------------------
                                                     1998           1997            1996           1995          1994
                                                     ----           ----            ----           ----          ----
Consolidated Balance Sheet Data:
   Working Capital............................      $27.0           $21.9          $13.8          $10.1          $7.8
   Total Assets...............................       83.3            43.9           26.0           17.4          15.6
   Long-Term Debt and Capital Lease
   Obligations (Excluding  Current Maturities)       17.6             5.6            5.8            0.7           1.5
   Total Shareholders' Equity.................       51.4            34.3           17.7           14.1          10.2

         The following is a table setting forth quarterly financial data for the Company's two most recent fiscal years:

                                                                (in millions, except per share data)
                                                                       For the Quarter Ended,
                                                -------------------------------------------------------------------
                                                 Q498     Q398     Q298     Q198    Q497     Q397     Q297    Q197

Net Sales...................................    $12.6    $11.4     $9.2    $4.6     $6.2     $1.8     $1.8    $1.9
Income from license fees, royalties,
  research contracts and grants.............      6.2      0.2      0.5     2.9      1.5     12.1      3.1     4.1
                                                  ---      ---      ---     ---      ---     ----      ---     ---
Total Revenues .............................     18.8     11.6      9.7     7.5      7.7     13.9      4.9     6.0
Cost and Expenses:
  Cost of Goods Sold........................      3.0      2.9      2.3     1.5      1.6      0.5      0.6     0.9
  Research and Development..................      2.5      2.6      2.4     2.2      1.6      1.5      1.4     1.4
  Selling, General and Administrative.......      4.0      4.1      3.5     2.9      2.5      2.0      1.9     1.4
                                                  ---      ---      ---     ---      ---      ---      ---     ---
Total Cost and Expenses.....................      9.5      9.6      8.2     6.6      5.7      4.0      3.9     3.7

Income from Operations......................      9.3      2.0      1.5     0.9      2.0      9.9      1.0     2.3
Other (Expense) Income......................     (0.3)     0.3      0.2     0.2      0.4      0.2      0.3     0.2
(Provision for) Benefit From Income Taxes...     (1.6)     0.4     (0.5)   (0.3)    (0.2)    (0.3)    (0.1)      -
                                                 -----    ----     -----   -----    -----    -----    -----    ---

Net Income..................................     $7.4     $2.7     $1.2    $0.8     $2.2     $9.8     $1.2    $2.5
                                                 ====     ====     ====    ====     ====     ====     ====    ====

Net Income per Share - Basic................     $0.65    $0.24    $0.10   $0.07    $0.20    $0.89    $0.11   $0.24
Net Income per Share - Diluted..............     $0.61    $0.23    $0.10   $0.07    $0.19    $0.85    $0.11   $0.23

The sum of the earnings per share for the four quarters in 1998 does not equal the total for the year due to the greater dilution in the fourth quarter calculation from the effect of the convertible debt using the if-converted method. The convertible debt was anti-dilutive for the second quarter, third quarter and the year and therefore was not included in those calculations. In addition, the sum of the earnings per share for the four quarters in 1998 and 1997 does not equal the total for each year due to the change in the weighted average number of shares from quarter to quarter and the change in the dilutive effect of stock options included in the calculations for each reporting period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
         The Company has been principally engaged in the research and development, manufacturing and commercialization of proprietary viscoelastic biological polymers, called hylans, for use in therapeutic medical applications and skin care. During the past five years, a significant source of revenue for the Company has been from certain up-front payments relating to corporate license and distribution agreements. The Company expects milestone payments from existing agreements to continue to be an important source of funds.

         The Company's business is subject to significant risks. Forward-looking comments included herein are subject to and should be read in conjunction with the "Risk Factors" section of this Form 10-K. As a portion of the Company's future revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful. As of December 31, 1998, the Company's accumulated deficit was $7.7 million, a reduction of $12.1 million from the Company's accumulated deficit of $19.8 million as of December 31, 1997.

Results of Operations For the Years Ended December 31, 1998 and 1997

         Revenues. Total revenues for the year ended December 31, 1998 were $47.6 million, representing an increase of $15.1 million or 46% over total revenues in 1997. Net product sales for the year ended December 31, 1998 were $37.8 million, representing an increase of $26.1 million or 223% over 1997. The increase in product sales was due primarily to increased sales of Synvisc in the United States and Europe and the launch of Synvisc in certain Latin American countries. Income from licenses, royalties, research contracts and grants was $9.8 million in 1998, a decrease of $11.0 million or 53% from 1997, and represented 21% of total revenues in 1998 as compared to 64% of 1997 total revenues. The $9.8 million recorded in 1998 includes $3.1 million of up-front non-refundable fees from Novartis and a $6.0 million non-refundable milestone fee from Wyeth which was recorded on the one year anniversary of the launch of Synvisc in the United States. The decrease from 1997 was due primarily to the fact that 1997 included non-refundable up-front and non-refundable milestone payments from Wyeth and Bayer of $17.0 million and $3.0 million, respectively. The up-front non-refundable fees recorded by the Company in 1998 and 1997 contained no future performance obligations and therefore the earnings process was complete.

         Costs and Expenses. Total costs and expenses were $33.9 million for the year ended December 31, 1998, representing an increase of $16.6 million or 96% over 1997. Cost of goods sold for the years ended December 31, 1998 and 1997 were $9.7 million and $3.6 million, respectively, which represented 26% and 31% of net product sales, respectively. Research and development expenses were $9.7 million for the year ended December 31, 1998, representing an increase of $3.8 million or 64% over the prior year, due nearly entirely to process development costs associated with the Company's new U.S. manufacturing facility. Selling, general and administrative expenses for the year ended December 31, 1998 were $14.5 million, representing an increase of $6.7 million or 86% over the prior year. The increase in selling general and administrative expenses was due primarily to increased personnel costs associated with establishing the infrastructure required to manufacture and market the Company's products globally. During the fourth quarter of 1998, the Company reversed a reserve of $0.7 million related to an environmental issue and also established a litigation reserve of $0.4 million for legal fees related to pending litigation.

         Interest and Miscellaneous Income. Interest expense was $1.0 million for the year ended December 31, 1998, which represented an increase of $0.9 million over the prior year. This increase in interest expense is attributable to the convertible debt instrument issued by the Company in May 1998 and the fact that the Company ceased the capitalization of interest related to the new manufacturing facility in July 1998, when the facility was completed. Interest and miscellaneous income for the year ended December 31, 1998 was $1.4 million, representing an increase of $0.2 million over the prior year.

Results of Operations For the Years Ended December 31, 1997 and 1996

         Revenues. Total revenues for the year ended December 31, 1997 were $32.5 million, representing an increase of $16.9 million or 108% from total revenues in 1996. Net product sales for the year ended December 31, 1997 were $11.7 million representing an increase of $6.7 million or 134% over 1996. The increase in product sales was due primarily to the launch of Synvisc in the United States and in certain European countries and higher sales of Hylaform in certain European countries. Income from licenses, royalties, research contracts and grants was $20.8 million in 1997, an increase of $10.2 million or 96% from 1996, and represented 64% of 1997 total revenues. This increase was due primarily to the receipt of up-front non-refundable fees of $8.2 million related to the licensing of Synvisc for distribution in the United States and certain foreign countries and a $12.0 million non-refundable milestone payment from Wyeth which was received when the United States FDA approved Synvisc for marketing in August 1997. Included in license fees for the year ended December 31, 1997 were non-refundable up-front and non-refundable milestone payments from Wyeth and Bayer of $17.0 million and $3.0 million, respectively. Included in license fees for the year ended December 31, 1996, were non-refundable payments from Collagen Corporation, Roche, Pharmacia and Boehringer Ingelheim of $5.2 million, $1.9 million, $1.0 million and $1.0 million, respectively. The up-front non-refundable fees recorded by the Company in 1997 and 1996 contained no future performance obligations and therefore the earnings process was complete.


         Costs and Expenses. Total costs and expenses were $17.3 million for the year ended December 31, 1997, representing an increase of $3.9 million or 29% over 1996. Cost of goods sold for the years ended December 31, 1997 and 1996 were $3.6 million and $2.6 million, respectively, which represented 31% and 52% of net product sales, respectively.

Research and development expenses were $5.9 million for the year ended December 31, 1997, representing an increase of $0.4 million or 7% over the prior year, due primarily to higher personnel costs. Selling, general and administrative expenses for the year ended December 31, 1997 were $7.8 million, representing an increase of $2.5 million or 47% over the prior year. The increase in selling, general and administrative expenses was due primarily to increased personnel and legal costs associated with establishing the infrastructure required to manufacture and market the Company's products globally.

         Interest and Miscellaneous Income. Interest expense was $0.1 million for the year ended December 31, 1997. Interest and miscellaneous income for the year ended December 31, 1997 was $1.2 million, representing an increase of $0.4 million over the prior year, due to higher average cash and investment balances.

Income Taxes

         In 1998, 1997 and 1996, the Company recorded federal and state tax provisions totaling $2.0 million, $0.6 million and $0.1 million, respectively, primarily for federal alternative minimum and state taxes. The effective rate for 1998 was 14.3% which differed from the combined statutory federal and state rate of 40% because of the Company's recognition of certain deferred tax assets and the benefit of certain net operating losses. In fact, the 1998 provision of $2.0 million is net of a one-time benefit of approximately $1.8 million related to recognizing certain net deferred tax assets during 1998. The Company expects its effective tax rate to approximate the combined statutory federal and state rate in 1999. The effective rate could potentially exceed the combined statutory federal and state rate in the future depending on the impact of certain foreign operations and non-deductible items.

         As of December 31, 1998 the Company had $2.8 million of net deferred tax assets included in other long term assets on its balance sheet, as it is more likely than not that the Company will realize the benefit of these assets. However, the Company has provided a full valuation allowance on certain foreign related deferred tax assets due to the uncertainty of realization.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $16.5 million at December 31, 1998. In February 1999, the Company received a $6.0 million milestone payment from Wyeth related to the anniversary of the launch of Synvisc. The Company invests its excess cash in U.S. government securities and, accordingly, any security purchased with a maturity of less than three months is classified as cash and cash equivalents. As of December 31, 1998 all of the Company's cash and cash equivalents were held in operating and money market accounts.

         The Company's operations and capital growth over the past three years have been financed primarily from non-refundable up-front and milestone license fee payments from corporate partners, the utilization of the Company's cash and investments, and the private placement of debt and equity securities. Over the past three years, the Company has received funding of $21.0 million from the private placement of debt and equity securities and $33.4 million from non-refundable license fee payments.

         For the year ended December 31, 1998 the Company had cash outflows from operations of $3.9 million which was primarily related to the timing of receipts of non-recurring fees coupled with the cash outflows related to increased working capital levels needed to support Synvisc launches. In 1998 the Company invested $19.5 million in property, plant and equipment, primarily associated with the building of the manufacturing facility in the United States. The Company continues to lease a 93,000 square foot building in New Jersey in which the manufacturing capacity resides. In the fourth quarter of 1998, the Company exercised its option to acquire this building. Therefore the Company expects to purchase this building during 1999 at a price of approximately $4.6 million. The Company also plans to relocate certain research and development laboratories to this building in 1999. Additionally, the Company received $0.3 million in 1998 from the exercise of Company stock options and $2.8 million from the repayment of a note related to the sale of common stock to a certain officer of the Company.

         In 1998, approximately $18.6 million of the $19.5 million invested in property, plant and equipment was spent on the manufacturing facility and research laboratories in the United States. During 1999, the Company expects to invest an additional $7.0 million to complete certain research laboratories at its New Jersey location. The Company expects to complete these laboratories by the summer of 1999. The Company plans to seek mortgage financing which, if obtained, could fund a portion of these capital costs.

         During 1999, the Company also expects to utilize cash for its increased working capital requirements needed to support the higher anticipated sales levels. The Company also expects to incur higher expenses in 1999 associated with developing its internal infrastructure to support the administration of its various distribution agreements and expanded global operations. The Company believes that its capital needs and higher operating expenses will be supported by its operations, its existing cash position, up-front license fee payments from the potential completion of additional distribution agreements, milestone payments from existing corporate partners and potential financing arrangements.

         In May 1998, the Company issued $15.0 million of subordinated convertible debt to a third party. The debt has a five-year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $40 per share after one year. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied.

         In December 1998, the Company entered into a $2.3 million equipment loan with GE Capital. The debt has a five-year term and a coupon rate of 7.4%. The debt is repayable in equal monthly payments over the five-year term. The agreement includes certain financial covenants with which the Company has complied.

Contingent Liability

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Protection ("DEP") that it was one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DEP reviewed hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. As of December 31, 1997 the Company had a reserve of $0.7 million related to this matter. During the fourth quarter of 1998, the final remedy was selected by the DEP and the Company settled out of the matter pursuant to a buy-out proposal prepared by the steering committee and reversed the reserve. Therefore, at December 31, 1998 the Company no longer has a reserve for any potential litigation regarding this matter.

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform resulted from his consultancy. Jarcho seeks compensatory damages of $0.3 million plus a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, the Company opposed that request, and the request was denied. On June 16, 1997 Jarcho filed suit in New Jersey state court. The Company intends to defend this matter vigorously. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

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

         Some of the Company's systems are Year 2000 compliant. The Company has a program in place to assess the remaining software and systems and bring them into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The program focuses on three main functional areas:

      i) Information technology which addresses data, phone and administrative systems, including personal computers, telecommunications, local area networks, wide area networks and business applications. These systems are computer devices and software that the company wrote or purchased which are not supported by external vendors. The software systems include applications developed or purchased by corporate departments and operated by departmental personnel. The computer devices are desktop personal computers and server computer equipment including system hardware, firmware, and installed commercial application software.

      ii) Embedded chip technology which addresses manufacturing systems, laboratory instruments and plant maintenance systems with programmable logic controllers with date functions. The Process Control and Environmental Monitoring and Control Systems are used in the Company's manufacturing and research and development processes, among other operations. These generally are systems, devices and instruments which utilize date functionality and generate, send, receive or manipulate date-stamped data and signals. These systems may be found in data acquisition/processing software, laboratory instrumentation, and other equipment with embedded code.

      iii) Material suppliers and marketing partners which address third parties that are critical to the Company's manufacturing process and distribution of product. The company has identified critical providers of information, goods and services in order to assess their Year 2000 compliance/readiness. The Company has sent letters to all critical and regular suppliers and marketing partners. Although the Company cannot control the response time to its letters, the Company hopes to have assessed all letters by May 31, 1999 and confirmed Year 2000 readiness of selected suppliers and marketing partners by June 30, 1999. The Company recognizes that to a certain degree it is relying on information provided by such third parties regarding their Year 2000 compliance readiness. While the Company is attempting to evaluate information provided by these third parties, there can be no assurance that in all instances accurate information is being provided. Failure of these third parties' systems to be Year 2000 compliant could have a material adverse effect on the Company's financial position, results of operations and cash flows.

      In order to address the three noted areas, the Company has divided the project into four phases including awareness, assessment, validation, and implementation along the functional departments of the Company. The Company has completed the awareness and assessment phases for all functional areas. The Company expects to complete the validation phase by April 30, 1999. Full implementation and compliance for all functional areas is expected by September 30, 1999.

      The Company is using both internal and external resources to identify, correct/reprogram, and test its computer systems, equipment and software for Year 2000 compliance.

      The Company estimates that the costs associated with the Year 2000 issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. However, the failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the implementation of the Year 2000 program, the possibility of significant interruptions of normal operations will be reduced. To date the Company estimates that it has spent approximately $0.1 million replacing, upgrading, or repairing systems or equipment. The aggregate additional costs of the Company's Year 2000 program cannot be known at this time. However, given the current status of the validation phase the additional costs are expected to be approximately $0.5 million. The actual additional costs will depend on numerous factors, including without limitation, the costs of replacing, upgrading or repairing systems, software and equipment, and consulting fees and expenses. All costs are expected to be funded through operations.

      The Company is also developing a contingency plan to address a situation in which Year 2000 problems do cause an interruption in normal business activities. Once developed, contingency plans and related cost estimates will be continually refined, as additional information becomes available. The Company expects to have the contingency plan in place for critical operations by June 30, 1999.

      There can be no assurance that the Company will be able to complete all of the modifications in the required time frame, that unanticipated events will not occur or that the Company will be able to identify all Year 2000 issues before problems arise. Therefore, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

      The statements set forth herein concerning the Year 2000 problem which are not historical facts are forward-looking statements that involve risk and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. There can be no guarantee that any estimates or other forward-looking statements will be achieved and actual results could differ significantly from those planned or contemplated. The Company plans to update the status of its Year 2000 program as necessary in its periodic filings and in accordance with applicable securities laws.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

         Because the Company currently has operations outside the U.S.A., the Company is exposed to market risk from changes in foreign exchange rates. In order to reduce the risk from fluctuations in foreign currencies the Company has structured its various distribution agreements in United States dollars. Approximately 2.5% of 1998 total revenues were generated in foreign currencies. As of December 31, 1998 11.3% of the Company's total assets were located outside of the United States, and no single country had a significant concentration of cash.

Item 8.  Financial Statements and Supplementary Data

         See page F-1 of this Report, which includes an index to the consolidated financial statements.

Item 9.  Changes In and Disagreements With Accountants and Financial Disclosure

         Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to the Company's Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on May 27, 1999 (the "Proxy Statement").

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

      3.2 Amendment to Amended and Restated Certificate of Incorporation to reflect the increase in authorized shares.

      3.3 Amended and Restated Bylaws of the Company as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

      4 Specimen Stock Certificate as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.1 Technology License Agreement dated as of June 21, 1991 between Biomatrix, Inc. and Biomatrix Medical Canada Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.2 Management Services Agreement dated as of June 21, 1991 between Biomatrix, Inc. and Biomatrix Medical Canada Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.3 Employment Agreement dated December 30, 1988 between Biomatrix, Inc. and Endre A. Balazs, M.D. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.4 Development Agreement by and among Biomatrix, Inc., Biomatrix Svenska AB and OA Investor KB (Up-Will) dated February, 1990 as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.5 1984 Stock Option Plan (as amended), and forms of Incentive and Non-Statutory Stock Option Agreements as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.6 Forms of Employment and Confidentiality Agreements, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.7 License Agreements dated as of May 21, 1982 by and between Biomatrix, Inc. and each of Drs. Endre A. Balazs, Janet L. Denlinger and Gerald S. Lazarus, as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

     10.8 Amendment to Employment Agreement dated December 30, 1988 between Biomatrix, Inc. and Endre A. Balazs, M.D., as filed as an Exhibit to the 1992 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.9 Retirement Plan Agreement dated July 1, 1992 between Biomatrix, Inc. and the trustees of the Company, as filed as an Exhibit to the 1992 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.10 Consulting Agreement dated June 1, 1993 between Biomatrix, Inc. and Julius A. Vida, Ph.D., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.11    Agreement dated August 29, 1995, between Biomatrix, Inc. and Rory
              B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto.

     10.12 Amendment dated July 10, 1995, to the Consulting Agreement dated June 1, 1993 between Biomatrix, Inc. and Julius A. Vida, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended September 30, 1995, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.13 1994 Stock Option Plan. Filed as an exhibit to the Company's proxy statement filed pursuant to Rule 14a-6 dated June 7, 1994, as filed as an Exhibit to the 1995 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.14 Non-employee director stock option plan. Filed as an exhibit to the Company's proxy statement filed pursuant to Rule 14a-6 dated May 23, 1995, as filed as an Exhibit to the 1995 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.15 United States Distribution Agreement dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference thereto. (Confidential portions have been omitted and filed separately with the Commission.)

     10.16 International Distribution Agreement, dated June 14, 1996, between Biomatrix, Inc. and Collagen Corporation, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential portions have been omitted and filed separately with the Commission.)

     10.17 Agreement of Lease, dated April 18, 1996, between Ridgefield Associates and Biomatrix, Inc., as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. (Confidential portions have been omitted and filed separately with the Commission.)

     10.18 Employment Agreement, dated April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs, as filed as an Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to
              Item 14(c) of this report.

     10.19 Amendment dated March 31, 1996 to the Consulting Agreement, dated June 1, 1993, between Biomatrix Inc. and Julius A. Vida, as filed as and Exhibit to the quarterly report on Form 10-Q for the quarter ended June 30, 1996, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.20 United States Licensing Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended March 31, 1997, and incorporated herein by reference thereto. (Confidential portions have been omitted and filed separately with the Commission.)

     10.21 International Licensing Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended March 31, 1997, and incorporated herein by reference thereto. (Confidential portions have been omitted and filed separately with the Commission.)

     10.22 Supply Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended March 31, 1997, and incorporated herein by reference thereto. (Confidential portions have been omitted and filed separately with the Commission.)

     10.23 Trademark License Agreement dated February 7, 1997 between Biomatrix, Inc. and American Home Products Corporation as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended March 31, 1997, and incorporated herein by reference thereto. (Confidential portions have been omitted and filed separately with the Commission.)

     10.24 Form of Restricted Stock Purchase Agreement under the Company's 1997 Restricted Stock Plan as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended June 30, 1997, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.25 Form of Secured Promissory Note under the Company's 1997 Restricted Stock Plan as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended June 30, 1997, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     10.26 Form of Stock Pledge Agreement under the Company's 1997 Restricted Stock Plan as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended June 30, 1997, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

     21       List of Subsidiaries.

     23.1 Consent of PricewaterhouseCoopers LLP, independent auditors of the Company.

     27.1     Financial Data Schedule
     ------------------

Reports on Form 8-K
       None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BIOMATRIX, INC.


                                             By: /s/ ENDRE A. BALAZS
                                                -------------------------------
                                                   (Endre A. Balazs)
                                             Chief Executive Officer, Chief
                                             Scientific Officer, Director

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

                         Signature                                   Title                         Date
                         ---------                                   -----                         ----
 /s/  ENDRE A. BALAZS
     ....................................................Chief Executive Officer, Chief        March 30, 1999
                     (Endre A. Balazs)                    Scientific Officer, Director
                                                          (Principal Executive Officer)


 /s/  MAXINE SEIFERT
     ....................................................Chief Financial Officer               March 30, 1999
                     (Maxine Seifert)                     (Principal Finance and
                                                          Accounting Officer)

 /s/  RORY B. RIGGS
     ....................................................President, Director                   March 30, 1999
                     (Rory B. Riggs)


 /s/  JANET L. DENLINGER
     ....................................................Executive Vice President,             March 30, 1999
                     (Janet L. Denlinger)                 Director


 /s/  H. STUART CAMPBELL
     ....................................................Chairman of the Board of              March 30, 1999
                     (H. Stuart Campbell)                 Directors


 /s/   KURT MARK
     ....................................................Director                              March 30, 1999
                     (Kurt Mark)


 /s/   JUSTIN P. MORREALE
     ....................................................Director                              March 30, 1999
                     (Justin P. Morreale)


 /s/   JULIUS A. VIDA
     ....................................................Director                              March 30, 1999
                     (Julius A. Vida)

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:
                                                                                             Page
                                                                                             ----

    Report of Independent Accountants.....................................................    F-2

    Consolidated Balance Sheets as of December 31, 1998 and 1997..........................    F-3

    Consolidated Statements of Operations for the years ended December 31,
      1998, 1997 and 1996.................................................................    F-4

    Consolidated Statements of Changes in Shareholders' Equity for
      the years ended December 31, 1998, 1997 and 1996....................................    F-5

    Consolidated Statements of Cash Flows for the years ended December 31,
      1998, 1997 and 1996.................................................................    F-6

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

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and
Board of Directors of
Biomatrix, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Biomatrix, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                                    PRICEWATERHOUSECOOPERS LLP


New York, New York
February 17, 1999

                        BIOMATRIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                                                    December 31,
                                                                                    ------------
                                                                               1998              1997
                                                                               ----              ----
   ASSETS
Current assets:
    Cash and cash equivalents.....................................            $ 16.5           $ 17.4
    Accounts receivable, less allowance for doubtful accounts.....               8.9              3.5
    Inventory, at lower of cost or market.........................               6.8              3.1
    License fees receivable.......................................               7.6                -
    Prepaid expenses and other current assets.....................               1.5              1.9
                                                                              ------           ------

    Total current assets..........................................              41.3             25.9
Property, plant and equipment, net................................              37.7             17.8
Other assets......................................................               4.3              0.2
                                                                              ------           ------

              Total assets........................................            $ 83.3           $ 43.9
                                                                              ======           ======

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................................            $  3.5           $  0.8
    Accrued expenses..............................................               5.6              3.0
    Current portion of notes payable..............................               0.6              0.2
    Current portion of capital lease obligations..................               4.6              0.0
                                                                              ------           ------

    Total current liabilities.....................................              14.3              4.0
Notes payable.....................................................              17.6              0.9
Capital lease obligations.........................................               0.0              4.7
                                                                              ------           ------

              Total liabilities...................................              31.9              9.6
                                                                              ------           ------

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued.........                  -                -
   Common stock, $.0001 par value: 60,000,000 authorized;
     11,424,179 and  11,013,035 issued and 11,378,032 and
     10,966,888 outstanding in 1998 and 1997, respectively.......                0.0              0.0
Additional paid-in capital........................................              72.8             59.8
Notes receivable - related parties................................             (10.6)            (3.2)
Accumulated deficit...............................................              (7.7)           (19.8)
Accumulated other comprehensive loss..............................              (2.2)            (1.6)
Treasury stock, 46,147 shares of common stock, at cost............              (0.9)            (0.9)
                                                                              ------           ------

              Total shareholders' equity .........................              51.4             34.3
                                                                              ------           ------

              Total liabilities and shareholders' equity..........            $ 83.3           $ 43.9
                                                                              ======           ======

                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (in millions, except share and earnings per share data)

                                                                        Years ended December 31,
                                                                        ------------------------

                                                               1998              1997            1996
                                                               ----              ----            ----
Net product sales................................             $37.8             $11.7           $ 5.0
Income from licenses, royalties, research
     contracts and grants........................               9.8              20.8            10.6
                                                              -----             -----           -----

     Total revenues..............................              47.6              32.5            15.6
                                                              -----             -----           -----

Costs and expenses:
     Cost of goods sold..........................               9.7               3.6             2.6
     Research and development expenses...........               9.7               5.9             5.5
     Selling, general and administrative expenses              14.5               7.8             5.3
                                                              -----             -----           -----

Total costs and expenses.........................              33.9              17.3            13.4
                                                              -----             -----           -----

Income from operations...........................              13.7              15.2             2.2

Interest expense.................................              (1.0)             (0.1)           (0.1)
Interest and miscellaneous income................               1.4               1.2             0.8
                                                              -----             -----           -----

Income before taxes..............................              14.1              16.3             2.9

Provision for income taxes.......................               2.0               0.6             0.1
                                                              -----             -----           -----

Net income ......................................            $ 12.1            $ 15.7          $  2.8
                                                             ======            ======          ======



Net income per share:
      Basic......................................  $          1.08   $          1.44  $          0.27
                                                        ==========       ===========      ===========
      Weighted average shares outstanding........       11,225,199        10,894,769       10,434,230
                                                        ==========       ===========      ===========


      Diluted....................................  $          1.02   $          1.39  $          0.25
                                                        ==========       ===========      ===========
      Diluted shares outstanding.................       11,851,879        11,327,206       10,895,026
                                                        ==========       ===========      ===========

                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                SHAREHOLDERS' EQUITY (in millions, except shares,
                        per share amounts and par value)



                               Capital stock $.0001 Par Value
                              ---------------------------------
                                  Common-voting                   Notes
                              --------------------- Additional  Receivable
                                Shares       Par     Paid-in     Related    Accumulated
                                Issued      Value    Capital     Parties      Deficit
                              ------------ -------- ----------- ----------- ------------
Balance at December 31, 1995  10,125,949   $1,013     $53.3                     ($38.3)

Sale of common stock to a
     related party               200,000       20       2.5         ($2.5)
Interest on related party                                            (0.1)
     notes
Options exercised                261,666       26       0.9
Adjustments resulting from
     translation adjustments
Net income - 1996                                                                  2.8
                              ------------ -------- ----------- ----------- ------------
Balance at December 31, 1996  10,587,615    1,059      56.7          (2.6)       (35.5)

Sale of common stock to
     related parties             133,000       13       2.3          (0.4)
Interest on related party                                            (0.2)
     notes
Purchase of treasury stock
Options exercised                292,420       29       0.8
Adjustments resulting from
     translation adjustments
Net income - 1997                                                                 15.7

                              ------------ -------- ----------- ----------- ------------
Balance at December 31, 1997  11,013,035    1,101      59.8          (3.2)       (19.8)

Sale of common stock to
     related parties             303,000       30       9.8          (9.8)
Interest on related party                                            (0.4)
     notes
Repayment of note and
     interest from a                                                  2.8
     related party
Issuance of common stock
     in conversion for
     subsidiary stock             38,462        4        --
Compensatory stock options                              0.8
Unearned stock option
     compensation                                      (0.6)
Options exercised                 69,682        7       0.4
Adjustments resulting from
     translation adjustments
Tax benefit from stock                                  2.6
     options
Net income - 1998                                                                 12.1

                              ------------ -------- ----------- ----------- ------------
Balance at December 31, 1998  11,424,179   $1,142    $ 72.8        ($10.6)       ($7.7)
                              ==========   ======    ======        =======       ======

                                    Comprehensive Income
                               ------------------------------

                                Accumulated
                                   Other           Total        Treasury Stock
                               Comprehensive   Comprehensive  -------------------
                                    Loss          Income       Shares     Cost
                               -------------   -------------  --------- ---------
Balance at December 31, 1995       ( 0.9)                      2,814       -

Sale of common stock to a
     related party
Interest on related party
     notes
Options exercised
Adjustments resulting from
     translation adjustments        (0.1)
Net income - 1996                                   2.7
                                   ------                     ------      -----
Balance at December 31, 1996        (1.0)                      2,814       -

Sale of common stock to
     related parties
Interest on related party
     notes
Purchase of treasury stock                                    43,333      (0.9)
Options exercised
Adjustments resulting from
     translation adjustments        (0.6)
Net income - 1997                                  15.1

                                   ------                     ------      -----
Balance at December 31, 1997        (1.6)                     46,147      (0.9)

Sale of common stock to
     related parties
Interest on related party
     notes
Repayment of note and
     interest from a
     related party
Issuance of common stock
     in conversion for
     subsidiary stock
Compensatory stock options
Unearned stock option
     compensation
Options exercised
Adjustments resulting from
     translation adjustments        (0.6)
Tax benefit from stock
     options
Net income - 1998                                  11.5

                                   ------                     ------      ------
Balance at December 31, 1998       ($2.2)                     46,147      ($0.9)
                                   ======                     ======      ======

                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                         December 31,
                                                                                         ------------
                                                                           1998             1997             1996
                                                                           ----             ----             ----
Cash flows from operating activities:
     Net income...............................................           $ 12.1            $ 15.7            $ 2.8
                                                                          ------            -----            -----
     Adjustments to reconcile net income to net cash
       (used in) provided by operating activities:
        Depreciation and amortization.........................              1.6               0.7              0.6
        Stock option compensation.............................              0.2               0.1              0.0
       Amortization of debt fees..............................              0.1                 -                -
     Change in assets and liabilities:
       Accounts receivable....................................             (5.5)             (2.4)            (0.2)
       Inventory..............................................             (3.9)             (2.4)            (0.1)
       Prepaid expenses and other current assets..............             (7.3)             (1.2)            (0.3)
       Other assets...........................................             (4.2)             (0.4)            (0.1)
       Accounts payable and accrued expenses..................              3.0               1.2              0.5
                                                                          ------            -----            -----
        Total adjustments.....................................            (16.0)             (4.4)             0.4
                                                                          ------            -----            -----
Net cash (used in) provided by operating activities...........             (3.9)             11.3              3.2
                                                                          ------            -----            -----

Cash flows from investing activities:
     Capital expenditures.....................................            (19.5)             (9.1)            (0.8)
     Purchases of held-to-maturity investments................                 -                -            (18.6)
     Maturity of held-to-maturity investments.................                 -             10.6              9.6
                                                                          ------            -----            -----
Net cash (used in) provided by investing activities...........            (19.5)              1.5             (9.8)
                                                                          ------            -----            -----

Cash flows from financing activities:
     Payments of notes payable and capital leases.............             (0.2)             (0.1)            (0.2)
     Proceeds from issuance of debt...........................             17.3                 -                -
     Repayment of note by a related party.....................              2.5                 -                -
     Stock options exercised..................................              0.3               0.7              0.9
     Income tax benefit related to stock options..............              2.6                 -                -
     Repurchase of common stock...............................                 -             (0.9)               -
     Sale of common stock  ...................................                 -              1.9                -
                                                                          ------            -----            -----
Net cash provided by financing activities.....................             22.5               1.6              0.7
                                                                          ------            -----            -----


Effect of exchange rate changes on cash.......................              0.0               0.0             (0.0)
                                                                          ------            -----            -----

Net (decrease) increase in cash and cash equivalents..........             (0.9)             14.4             (5.9)
Cash and cash equivalents at beginning of period..............             17.4               3.0              8.9
                                                                          ------            -----            -----
Cash and cash equivalents at end of period....................            $16.5             $17.4            $ 3.0
                                                                          ======            =====            =====

Supplemental cash flow data:
     Interest paid, net of capitalized interest...............            $ 0.7            $  0.1            $ 0.1
     Income taxes paid........................................            $ 0.4            $  0.2            $ 0.1
Non-cash investing and financing:
     Capital expenditures financed by capital lease obligations           $   -            $    -            $ 4.7
     Sale of common stock financed with note receivable.......            $ 9.8            $  0.4            $ 2.5

                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

         Biomatrix, Inc. (the "Company") was founded in 1981 to develop, manufacture and commercialize a series of proprietary viscoelastic products made of biological polymers called hylans for use in therapeutic medical applications and skin care. Hylans are chemically modified forms of the naturally occurring hyaluronan (also known as hyaluronic acid or sodium hyaluronate). Hylans are the second generation of viscoelastics used in medicine, and are characterized by significantly enhanced physical (rheological) properties (elasticity, viscosity and pseudoplasticity) as compared to naturally occurring hyaluronan, from which the first generation viscoelastics are made. The discovery of hylans has allowed the Company to develop a range of patented products with superior viscoelastic properties in the forms of fluids, gels and solids. The Company's operations consist of therapeutic medical products, skin care intermediate products and toxicity testing. The Company's business is subject to certain risks and uncertainties, including but not limited to governmental regulation, reimbursement, dependence on distribution relationships, patents, competition, manufacturing, rapid growth, dependence on key personnel, fluctuation in operating results and product liability.

2.  Summary of Significant Accounting Policies

   Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Biomatrix Medical Canada Inc., Biomatrix UK, Biomatrix France SARL, Biomatrix Switzerland GmbH, Biomatrix Svenska AB, Biomatrix Germany GmbH and its majority-owned subsidiary, Biomatrix Limited Hong Kong. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Property, Plant and Equipment and Capitalized Interest
      Property, plant and equipment is recorded at cost. Interest related to borrowings for a construction project with a term greater than one year is capitalized. The interest is capitalized during the term of the project and capitalization ceases when the project is completed.

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

   Impairment of Long-Lived Assets
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized. There were no impaired long-lived assets at December 31, 1998.

   Cash and Cash Equivalents
      Cash and cash equivalents include highly liquid short-term investments in money market funds, at cost, and U.S. Government or Government Agency securities purchased with a maturity of less than three months.

   Fair Value of Financial Instruments
      Cash, accounts receivable, notes receivable, accounts payable and accrued liabilities are reflected in the financial statement at fair value because of the short-term maturity of those instruments. The fair value of the Company's notes payable and capital lease obligations (including current installments) are estimated based on the current rate offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's notes payable and capital lease obligations approximates the carrying value at December 31, 1998 and 1997.

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

   Deferred Debt Fees
      Deferred debt fees are included in other assets and are amortized over the term of the corresponding debt.

   Revenue Recognition
      The Company's product revenue is recognized at the time the products are shipped. Revenue from non-refundable license payments is recognized in the period earned, which is when all related material commitments have been satisfied and no future consideration is required. Research contract revenue is recognized at the time the service is performed.

   Risks and Uncertainties
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Contingencies
      The Company accounts for contingencies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." As such when a loss is probable and reasonably estimable a reserve is established and information regarding such reserve is disclosed in the notes to the financial statements. In the event the Company plans to defend a legal matter vigorously, and the costs of such defense are not covered by an insurance policy, the Company will establish a reserve for future probable estimated legal fees, if estimable.

   Income Taxes
      Deferred taxes are provided on the liability method, in accordance with SFAS No. 109, "Accounting for Income Taxes," whereby deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Deferred tax assets are reduced by a valuation allowance, when, in the opinion of management, it is more likely than not that some portions or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   Foreign Currency Translation
      The assets and liabilities of the Company's subsidiaries are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are a component of accumulated other comprehensive loss in shareholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the Company's functional currency) are included in miscellaneous income.

                        BIOMATRIX, INC. AND SUBSIDIARIES

2. Summary of Significant Accounting Policies (Continued)

   Net Income Per Common Share
      The Company has adopted SFAS No. 128, "Earnings per Share," which requires the presentation of basic earnings per share and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. The Company has convertible debt which converts into 375,000 shares of common stock, however this instrument has not been included in diluted earnings per share for 1998 because its effect would be anti-dilutive. Prior periods have been restated to reflect the new standard. A reconciliation of weighted average shares outstanding from basic to diluted is as follows:

                                                              1998              1997             1996
                                                              ----              ----             ----
         Weighted average shares outstanding - Basic       11,225,199       10,894,769        10,434,230
         Dilutive effect of stock options                     626,680          432,437           460,796
                                                          -----------       ----------        ----------
         Weighted average shares outstanding - Diluted     11,851,879       11,327,206        10,895,026
                                                           ==========       ==========        ==========

Reclassification
      Certain amounts in the 1997 and 1996 consolidated statements of operations and the 1997 consolidated balance sheet have been reclassified in order to conform to the 1998 presentation.

3.  Inventories

      Inventories at December 31, 1998 and 1997 consisted of:

                                                                                 1998                1997
                                                                                 ----                ----
      Finished goods...................................................         $  1.5              $  0.6
      Work-in-process..................................................            4.8                 1.6
      Raw materials....................................................            0.5                 0.9
                                                                                ------              ------
                                                                                $  6.8              $  3.1
                                                                                ======              ======

4.  Notes Receivable - Related Parties

      Notes receivable - related parties relate to the acquisition of common stock of the Company at fair market value by several officers and directors of the Company during 1998, 1997 and 1996. The notes are with recourse and are payable with simple interest upon maturity. The interest rates, which are determined in accordance with Internal Revenue Service standards, on the notes outstanding as of December 31, 1998 range from 5.91% to 7.18%. The amount of the notes outstanding at December 31, 1998 and 1997 mature at the following dates:

                                                                                  1998                1997
                                                                                  ----                ----
      April 2000.......................................................          $    -              $  2.6
      May 2007.........................................................             0.5                 0.6
      January 2008.....................................................             0.9                   -
      March 2008.......................................................             0.6                   -
      April 2008.......................................................             1.7                   -
      June 2008........................................................             6.9                   -
                                                                                 ------              ------

                                                                                 $ 10.6              $  3.2
                                                                                 ======              ======

In August 1998, an officer of the Company repaid a note in the amount of $2.8 million including interest. All notes issued during 1998 and 1997 have been for common stock issued pursuant to the Company's 1997 Restricted Stock Plan.

                        BIOMATRIX, INC. AND SUBSIDIARIES

5. Property, Plant and Equipment

      Property, plant and equipment at December 31, 1998 and 1997 consisted of:

                                                                                                Estimated
                                                                   1998              1997      Useful Life
                                                                   ----              ----      -----------
Buildings...................................................     $ 22.4           $  2.3         25 years
Land  ......................................................        2.2              2.2         N/A
Construction in progress....................................        4.9              9.7         N/A
Manufacturing equipment.....................................        7.7              3.2        5-10 years
Research laboratory equipment...............................        2.1              2.1        5-10 years
Office equipment............................................        3.1              1.4        3-10 years
Leasehold improvements......................................        1.1              1.1         1-7 years
                                                                    ---              ---
                                                                   43.5             22.0
Less accumulated depreciation and amortization..............       (5.8)            (4.2)
                                                                  -----            -----
                                                                  $37.7            $17.8
                                                                  =====            =====

      Depreciation expense for the three years ended December 31, 1998, 1997 and 1996 was, $1.6 million, $0.7 million and $0.6 million, respectively. Capitalized interest for the years ended December 31, 1998, 1997 and 1996 was $0.2 million, $0.4 million and $0.1 million, respectively. Repairs and maintenance expenses for the three years ended December 31, 1998, 1997 and 1996 were $0.4 million, $0.1 million and $0.1 million, respectively.

      Assets recorded under capital leases of $4.6 million as of December 31, 1998 and 1997 are included in land, buildings and construction in progress. The accumulated depreciation of assets under capital leases was $0.1 million at December 31, 1998. Assets pledged under equipment financing at December 31, 1998 are included in manufacturing equipment in the amount of $3.7 million. Assets mortgaged as of December 31, 1998 and 1997 are included in buildings in the amount of $2.1 million and $2.3 million, respectively.

6.    Accrued Expenses

      Accrued expenses at December 31, 1998 and 1997 consisted of:

      Accrued Expenses:                                                               1998              1997
                                                                                      ----              ----
         Taxes payable...............................................                $ 1.9             $ 0.3
         Accrued personnel expenses..................................                  1.5               1.0
         Environmental expenses......................................                   -                0.7
         Royalties...................................................                  1.1               0.4
         Other accrued expenses......................................                  1.1               0.6
                                                                                     -----            ------
                                                                                     $ 5.6             $ 3.0
                                                                                     =====             =====

7.  Long-Term Debt and Capital Lease Obligations

                                                                                    1998                1997
                                                                                    ----                ----
      Notes Payable:
         Equipment loan..................................................          $ 2.3             $     -
         Mortgage note, payable in monthly installments through July 2001..          0.3                 0.4
         Construction and equipment loan.................................            0.5                 0.7
      Capital lease obligations..........................................            4.7                 4.7
      Convertible subordinated debt......................................           15.0                   -
                                                                                    ----             -------
                   Total ................................................           22.8                 5.8
         Less current maturities.........................................           (5.2)               (0.2)
                                                                                 --------              ------
         Long term portion...............................................         $ 17.6               $ 5.6
                                                                                  ======               =====

                        BIOMATRIX, INC. AND SUBSIDIARIES

7.  Long-Term Debt and Capital Lease Obligations (Continued)

      In July 1996, the Company refinanced an outstanding mortgage on its Canadian manufacturing facility with another mortgage that accrues interest at an annual rate of 9.5% and has a final payment of $0.3 million due in June 2001.

      The Company's majority-owned Canadian subsidiary obtained a $1.0 million construction and manufacturing equipment loan from the Canadian government of which $0.9 million and $0.1 million was funded in 1993 and 1994, respectively. Interest on the loan accrues at the prevailing annual variable rate, which was approximately 8.25% at December 31, 1998 and 7.5% at December 31, 1997. In January 1996, the Company amended the repayment terms of the agreement, whereby the Company will make quarterly principal payments and a final payment in 2001. The principal payments shall correspond to 30% of the Canadian subsidiary's quarterly net profit (excluding depreciation), with an annual maximum of $0.2 million and an annual minimum of $0.1 million. The loan agreement contains covenants that require the maintenance of certain financial ratios by the Canadian subsidiary.

      In September 1996, the Company entered into a capital lease of a building and land where the Company's U.S. manufacturing facility is located. This lease has been accounted for as a capital lease and has an imputed interest rate of approximately 9%. The Company has exercised its option to acquire this building at a price of approximately $4.6 million. The Company expects to complete the purchase of the building during 1999.

      In May 1998, the Company issued $15.0 million of subordinated convertible debt to a third party. The debt has a five-year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $40 per share after one year. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied. Debt fees related to this transaction of $0.6 million at December 31, 1998 are included in other assets and are being amortized on a straight-line basis over the five-year term of the debt. The debt contains certain financial covenants.

      In December 1998, the Company obtained equipment financing from GE Capital in the amount of $2.3 million. The debt has a five-year term, a coupon rate of 7.4%, and is payable in equal monthly installments. Certain of the Company's machinery and equipment is pledged as collateral for this financing.

      Future minimum payments due under the note payable, mortgage and capital lease obligations are as follows at December 31, 1998:

              Year                                             Amount
              ----                                             ------
              1999.......................................      $ 6.7
              2000.......................................        1.8
              2001.......................................        2.0
              2002.......................................        1.6
              2003.......................................       16.1
                                                               -----
              Total minimum payments.....................      $28.2
              Less - amount representing interest........       (5.4)
                                                               -----
              Principal obligations......................      $22.8
              Less - current portion.....................       (5.2)
                                                               -----
              Long-Term portion..........................      $17.6
                                                               =====

   Line of Credit
      The Company has a $0.4 million credit agreement with a Canadian bank with an interest rate at prime + 1/2 %. There were no borrowings outstanding at December 31, 1998.

                        BIOMATRIX, INC. AND SUBSIDIARIES

8.  Capital Stock

      In March 1995, the Company completed a private sale of 250,000 shares of common stock to Recordati Industria Chimica e Farmaceutica S.p.A. ("Recordati"). Net proceeds to the Company related to this sale were $2.0 million. In July 1997, the Company repurchased 43,333 shares of common stock from Recordati. This purchase required approximately $0.9 million of funds and these shares are included at cost on the balance sheet as treasury stock.

      In April 1996, the Company completed a private sale of 200,000 shares of common stock at fair market value to an officer of the Company. The aggregate purchase price of $2.5 million was financed in full with a full recourse promissory note issued from the Company. In August 1998, the officer of the Company repaid the note in full plus accrued interest.

      In May 1997, the Company completed a sale of 28,000 shares of restricted common stock to several officers and directors of the Company. The aggregate purchase price of $0.4 million was financed with full recourse promissory notes issued from the Company. In June 1997, the Company completed a sale of 105,000 shares of restricted common stock at fair market value to several officers of the Company. Cash proceeds to the Company related to this sale were $1.9 million.

      In January 1998, the Company completed the sale of 30,000 shares of restricted common stock to an officer of the Company. The aggregate purchase price of $0.9 million was financed with a full recourse promissory note issued from the Company. In March 1998, the Company completed a sale of 20,000 shares of restricted common stock to several officers of the Company. The aggregate purchase price of $0.6 million was financed with full recourse promissory notes issued from the Company. In April 1998, the Company completed a sale of 53,000 shares of restricted common stock to several directors of the Company. The aggregate purchase price of $1.6 million was financed with full recourse promissory notes issued from the Company. In June 1998, the Company completed the sale of 200,000 shares of restricted common stock to an officer of the Company. The aggregate purchase price of $6.7 million was financed with a full recourse promissory note issued from the Company.

      The 3,000 shares of authorized preferred stock are issuable by the Board of Directors. The terms, designations and other criteria are determinable by the Board of Directors upon issuance.

      In June 1991, Biomatrix, Inc. capitalized Biomatrix Medical Canada ("BMC"). In connection with this transaction additional capital was raised through a Canadian venture capital firm for which it received 62,500 shares of Class A stock in BMC. In April 1998, the Canadian venture capital firm exercised its right to convert the 62,500 shares of Class A stock in BMC into 38,462 shares of Biomatrix, Inc. common stock. As a result, BMC is now a wholly-owned subsidiary of Biomatrix, Inc. No gain or loss was recognized on the conversion of shares.

9.  Income Taxes

                                                                   Year Ended December 31,
                                                         1998             1997                 1996
                                                         ----             ----                 ----
Income (Loss) before income taxes:
      Domestic...................................       $14.3            $ 17.2               $ 3.9
      Foreign....................................       ( 0.2)             (0.9)               (1.0)
                                                        -----            ------               -----
                                                        $14.1            $ 16.3               $ 2.9
                                                        =====            ======               =====
Income tax provision:
      Domestic, Federal..........................       $ 1.3             $ 0.4               $ 0.1
      Domestic, State............................         0.7               0.2                   -
      Foreign....................................           -                 -                   -
                                                        -----            ------               -----
                                                        $ 2.0            $  0.6               $ 0.1
                                                        =====            ======               =====

                        BIOMATRIX, INC. AND SUBSIDIARIES

9.  Income Taxes (Continued)

A reconciliation of the United States federal statutory rate to the Company's effective tax rate for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                          1998             1997              1996
                                                          ----             ----              ----
Statutory federal corporate rate.................         35.0%            35.0%             34.0%
State income taxes, net of federal tax benefit...          6.2              1.0                 -
Foreign related items............................          4.1              2.0                 -
Research and development credits.................         (2.4)               -                 -
Benefit of net operating losses..................         (6.0)           (35.8)            (34.0)
Nondeductible items..............................          1.6                -                 -
Change in valuation allowance....................        (27.2)            (1.1)                -
Other ...........................................          3.0                -                 -
Alternative minimum tax..........................            -              2.2               4.6
                                                        -------           ------            ------
Effective tax rate...............................         14.3%             3.3%              4.6%
                                                        =======           ======            ======

      Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                                                 Deferred Tax Assets
                                                                                 -------------------
                                                                                1998              1997
                                                                               -----              -----
      Net operating losses........................................             $ 1.9              $ 4.5
      Research credits............................................               1.9                2.8
      Depreciation................................................               1.3                0.3
      Environmental reserve.......................................               -                  0.3
      Alternative minimum tax credit..............................               0.4                0.3
      Other.......................................................               1.1                1.2
                                                                               -----              -----
                                                                                 6.6                9.4
         Valuation allowance......................................              (3.8)              (9.4)
                                                                               -----              -----
               Total deferred taxes...............................             $ 2.8              $   -
                                                                               =====              =====

      Total deferred tax assets of $2.8 million are included in other assets at December 31, 1998. The Company's valuation allowance of $3.8 million in 1998 was provided on deferred tax assets, which were primarily foreign related items, due to the uncertainty of realization.

      The Company has foreign federal net operating loss carryforwards of approximately $5.8 million which expire at various times from December 31, 2001 through December 31, 2004. In addition, the Company has U.S. and foreign tax credit carryovers at December 31, 1998 of approximately $1.7 million and $0.6 million, respectively. The U.S. tax credits expire at various times beginning December 31, 1999 through December 31, 2018 while the alternative minimum tax credit and foreign tax credits carryover indefinitely.

                        BIOMATRIX, INC. AND SUBSIDIARIES

10.  Commitments

   Operating Lease
      The Company occupies office, and laboratory space under a lease expiring in July 1999. Rent expense for operating leases charged to operations for the years ended December 31, 1998, 1997 and 1996 approximated $0.7 million, $0.5 million and $0.4 million, respectively. Future minimum operating lease payments for the facility and other items are:

           1999............................................        $ 0.5
           2000............................................          0.3
           2001............................................          0.2
           2002............................................          0.2
           2003............................................          0.1
                                                                     ---
           Total minimum obligations.......................        $ 1.3
                                                                   =====

      License Agreements

      In November 1993 and June 1994, the Company entered into license and distribution agreements with Syntex Pharmaceuticals International Limited ("Syntex") to market Synvisc in selected European countries and South Africa. In return, for the exclusive marketing rights, Syntex paid up-front payments in 1993 and 1994 of $1.2 million, and $5.0 million, respectively. Subsequent to these agreements, Syntex was acquired by Roche AB, ("Roche"), a subsidiary of F. Hoffmann-LaRoche Ltd. Subsequent to the acquisition of Syntex by Roche, in the fourth quarter of 1995 the Company signed an agreement with Roche reacquiring the marketing rights to Synvisc for all countries identified in the previous agreements, except for Sweden and South Africa. The Company received a non-refundable initial payment in 1995 and a non-refundable final payment in 1996 in connection with the finalization of this agreement, which amounts have been included in income from licenses in the respective years.

      In September 1995, the Company entered into a distribution agreement with Rhone-Poulenc Rorer Canada Inc. ("RPR"). The agreement provides RPR with exclusive marketing rights for Synvisc in Canada. In return, in 1995, the Company received an up-front non-refundable license fee payment of $3.5 million, which has been included in income from licenses, and could receive a one-time milestone payment of $2.0 million if sales reach a certain level. Additionally, the Company manufactures and supplies Synvisc for a contractual percentage of RPR's sales price.

      In June 1996, the Company entered into a distribution agreement with Collagen Corporation, now Collagen Aesthetics Inc., ("Collagen"). The agreement provides Collagen with exclusive marketing rights for Hylaform in Europe, Canada, Japan, Australia and other select countries. In return, the Company received an up-front, non-refundable payment of $5.0 million in consideration of the costs and expenses that have been incurred by the Company related to the research and development of Hylaform. The Company is entitled to receive a royalty based upon sales of Collagen's dermal augmentation products as well as an additional royalty on the potential growth of Collagen's total dermal augmentation business. Additionally, the Company manufactures and supplies Hylaform to Collagen for a contractual percentage of Collagen's sales price. The Company has also entered into a distribution agreement with Collagen for the United States. Under such agreement, Collagen has the exclusive distribution rights to Hylaform in the United States subject to an additional payment and FDA approval.

      In December 1996, the Company entered into a distribution agreement with Boehringer Ingelheim France, S.A. ("Boehringer Ingelheim"). The agreement provides Boehringer Ingelheim with exclusive marketing rights for Synvisc in France. In return, the Company received an up-front non-refundable payment of $1.0 million, which has been included in income from licenses in 1996, and could receive milestone payments of up to $7.0 million if sales reach certain levels. The Company manufactures and supplies Synvisc to Boehringer Ingelheim for a contractual percentage of Boehringer Ingelheim's sales price. Additionally, Boehringer Ingelheim reimburses the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of area business consultants to assist in selling Synvisc in France.

                        BIOMATRIX, INC. AND SUBSIDIARIES

10.  Commitments (Continued)

       In February 1997, the Company entered into distribution agreements with Wyeth-Ayerst Laboratories ("Wyeth"), a division of American Home Products. The agreements provide Wyeth with exclusive marketing rights to Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. In 1997, the Company received various non-refundable payments totaling $17.0 million. In 1998, the Company earned a non-refundable milestone of $6.0 million; such payment was received in February 1999. The Company could receive additional payments in the future if sales reach certain levels. The Company manufactures and supplies Synvisc to Wyeth for a contractual percentage of Wyeth's sales price. Additionally, Wyeth reimburses the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of area business consultants to assist in selling Synvisc in Europe and the United States.

      In April 1997, the Company entered into a distribution agreement with Bayer AG ("Bayer"). The agreement provides Bayer with exclusive marketing rights to Synvisc in Australia, Indonesia, Israel, Malaysia, New Zealand, Singapore, Taiwan and Thailand. In return, the Company received an up-front non-refundable payment of $3.0 million and could receive a milestone payment of $2.0 million upon certain approvals or if sales reach a certain level. The Company manufactures and supplies Synvisc to Bayer for a contractual percentage of Bayer's sales price. Additionally, Bayer will reimburse the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining several area business consultants to assist in selling Synvisc in certain countries.

      In February 1998, the Company entered into a distribution agreement with Novartis Pharma AG ("Novartis"). The agreement provides Novartis with the exclusive marketing rights to Synvisc in Central America, South America and the Caribbean. In return, the Company received an up-front non-refundable payment of $1.5 million and will receive an additional $1.6 million during the fourth quarter of 1999. The Company manufactures and supplies Synvisc to Novartis for a contractual percentage of Novartis' sales price. Additionally, Novartis will reimburse the Company for its costs of maintaining several area business consultants to assist in selling Synvisc in certain countries.

   Research and Development Agreements
      The Company entered into agreements with Pharmacia & Upjohn, Inc. ("Pharmacia") in 1992, and granted Pharmacia an exclusive worldwide license to use, manufacture, market and sell its hylan fluid for use in human ophthalmic viscosurgery. Under the terms of the agreements, the Company recorded royalty revenue of $0.5 million in 1996. In July 1996, under the terms of the agreement, Pharmacia exercised its right to terminate this agreement effective March 1996 and in connection with the termination paid the Company $1.0 million which has been included in income from royalties for the year ended December 31, 1996.

      In July 1991, the Company entered into an agreement with Pharmacia to perform certain toxicity testing. The Company received $0.6 million, $0.6 million and $0.5 million of revenues relating to this testing for the years ended December 31, 1998, 1997, and 1996, respectively. Such amounts have been included in research contract revenue.

      During February 1990, the Company and its wholly owned subsidiary, Biomatrix Svenska AB, entered into an agreement with a Swedish Limited Partnership, Up-Will Investor KB ("Up-Will"). Up-Will invested in Biomatrix Svenska AB in order that the Company could pursue the obtainment of regulatory approvals to manufacture and market Synvisc in Germany, France, Spain and the United Kingdom. Up-Will provided Svenska AB with a total of approximately $1.5 million. In return, Up-Will shall receive a royalty from the Company equal to 6% of all net sales of Synvisc in the countries referred to above, for a period of 10 years from the date of first commercial sale in each country, regardless of whether the sales are made by the Company, Biomatrix Svenska AB or another party. At December 31, 1998, sales of Synvisc had been made in the agreement territories and therefore, royalties have been earned, accrued and paid.

                        BIOMATRIX, INC. AND SUBSIDIARIES

11.  Stock Options

      The Company has two fixed stock option plans which reserve shares of common stock for issuance to executives, employees and directors. The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized to the extent applicable in the financial statements with respect to the two plans in accordance with APB No. 25. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123 "Accounting For Stock Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                       1998            1997           1996
                                                                       ----            ----           ----
                Net income - as reported........................      $12.1           $15.7          $ 2.8
                Net income - pro forma..........................       10.7            15.1            2.8

                Net income per share - as reported (basic)......       1.08            1.44           0.27
                Net income per share - pro forma (basic)........       0.92            1.39           0.26

                Net income per share - as reported (diluted)....       1.02            1.39           0.25
                Net income per share - pro forma (diluted)......       0.87            1.33           0.25

      Since option grants awarded during 1998, 1997 and 1996 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown above are not likely to be representative of the effects on future years of the application of the fair value based method.

      The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   1998                 1997                 1996
                                                   ----                 ----                 ----
                Dividend Yield                      N/A                  N/A                  N/A
                Expected Volatility                 70%                  70%                  80%
                Risk-free Interest Rate       4.31% to 5.84%       5.85% to 6.79%       5.43% to 6.66%
                Expected Option Life                6.0                  6.0                  6.5

      Under the amended plan approved by the shareholders in May 1997, the total number of shares of common stock that may be granted is 2,500,000. In May 1995, the shareholders approved a Stock Option Plan for Non-Employee Directors of the Company. This plan authorizes the granting of options on 100,000 shares of common stock to directors who are not employees of the Company, who will automatically receive an option to acquire 15,000 shares upon election or re-election to the Board.

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

Information regarding these option plans for 1998, 1997 and 1996 is as follows:

                                        1998                        1997                        1996
                             --------------------------- --------------------------- ----------------------------
                                            Weighted-                   Weighted-                   Weighted-
                                             Average                     Average                     Average
                                            Exercise                    Exercise                     Exercise
                                Shares        Price         Shares        Price         Shares        Price
                             --------------------------- --------------------------- ----------------------------
Options outstanding,
     beginning of year......    927,357        $12.29        816,527        $6.12       942,866        $ 3.65
Options exercised...........    (69,682)         6.27       (292,420)        2.63      (261,666)         3.10
Options granted.............    364,370         31.57        410,800        17.67       175,300         15.32
Options canceled............    (36,475)        21.38         (7,550)        9.67       (39,973)         5.29
                             ----------                  -----------                 ----------
Options outstanding,
     end of year............  1,185,570         18.40        927,357       $12.29       816,527        $ 6.12

Option price range at
     end of year............      $1.00 to $51.88             $1.00 to $32.00             $1.00 to $17.25

Options exercisable,
     end of year............    426,805       $ 10.36        319,407       $ 6.12       515,646        $ 3.18

Option price range for
     exercised shares.......      $1.00 to $17.25             $1.00 to $17.25              $2.00 to $7.50
Options available for grant
     at end of year.........    488,139                      840,483                    743,733
Weighted-average fair value
     of options granted
     during the year.......      $21.78                       $11.98                     $11.67

----------------------------------------------------------------------------------------------------------------------
      The following table summarizes information about stock options at December 31, 1998:

                                            Options Outstanding                            Options Exercisable
                            ----------------------------------------------------    -----------------------------------
                                                 Weighted-
                                                  Average           Weighted-                              Weighted-
                                 Number          Remaining           Average             Number             Average
                               Outstanding      Contractual         Exercise           Exercisable         Exercise
Range of Exercise Prices       at 12/31/98         Life               Price            at 12/31/98           Price
--------------------------- ----------------- ----------------- ----------------    ------------------ ----------------
$ 1.00    -    $ 2.00             27,305          6.54             $  1.96               27,305            $  1.96
$ 4.63    -    $ 4.75            249,130          5.58             $  4.74              199,220            $  4.74
$ 11.25   -    $15.88            280,315          8.03             $ 12.07              107,935            $ 12.93
                                                                                           ----
$17.25    -    $25.00            258,950          8.22             $ 20.69               75,000            $ 19.89
$26.50    -    $37.25            329,365          9.28             $ 31.10               16,340            $ 30.19
$38.00    -    $51.88             40,505          9.74             $ 39.35                1,005            $ 43.22

      Compensation expense of $0.2 million, $0.1 million and $0.0 million was recorded for the years ended December 31, 1998, 1997 and 1996, respectively, in accordance with APB No. 25.

                        BIOMATRIX, INC. AND SUBSIDIARIES

12.  Contingency

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Protection ("DEP") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DEP reviewed hazardous waste found at the Site as well as the DER's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. As of December 31, 1997 the Company had a reserve of $0.7 million related to this matter. During the fourth quarter of 1998, the final remedy was selected by the DEP and the Company settled out of the matter pursuant to a buy-out proposal prepared by the steering committee and reversed the reserve. Therefore, at December 31, 1998 the Company no longer has a reserve for any potential litigation regarding this matter.

   Litigation

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform resulted from his consultancy. Jarcho seeks compensatory damages of $0.3 million plus a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, the Company opposed that request, and the request was denied. On June 16, 1997 Jarcho filed suit in New Jersey state court. The Company intends to defend this matter vigorously. In accordance with the Company's policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

13.  Employee Benefit Plan

      The Company adopted a defined contribution retirement savings plan effective January 1, 1992. Pursuant to Section 401k of the Internal Revenue Code, if a participant decides to contribute, a portion of the contribution can be matched by the Company. Company contributions are discretionary and plan expenses are paid by the Company on behalf of the plan.

      Presently, the Company does not offer its employees postretirement or postemployment benefits. Therefore, the Company is not impacted by the SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" or SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

14.  Concentration of Credit Risk

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

15. Segment Data

      In the fourth quarter of 1998 the Company has adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining the reportable business segments using the management reporting approach. The following data is utilized by the Company's Executive Committee (the chief operating decision makers) when analyzing the performance of the Company.

                                                              1998            1997            1996
                                                              ----            ----            ----
    Product Sales:
       Synvisc:
         United States.........................              $28.5            $4.0                -
         Rest of the World.....................                5.2             3.6             $2.5
       All Other Products......................                4.1             4.1              2.5
                                                             -----           -----             ----
       Total Product Sales.....................              $37.8           $11.7             $5.0
                                                             =====           =====             ====

    Identifiable Assets:
       United States...........................              $73.9           $36.1            $22.3
       Rest of the World.......................                9.4             7.8              3.7
                                                             -----           -----            -----
       Total Assets............................              $83.3           $43.9            $26.0
                                                             =====           =====            =====

16. Major Customer and License Fee Data

      A significant portion of the Company's products are sold to customers under the terms of multiple-year marketing and distribution agreements. In many cases, a customer has paid license fees to the Company for the exclusive rights in the respective territory. Of the reported product sales for each of the years ended December 31, 1998, 1997 and 1996, one customer accounted for 78% (Customer A 78%), four customers accounted for 84% (Customer A 40%, Customer B 20%, Customer C 14%, and Customer D 10%), and three customers accounted for 90% (Customer B 40%, Customer D 25%) and Customer E 25%, respectively. Of the reported income from licenses, royalties, research contracts, and grants for each of the years ended December 31, 1998, 1997 and 1996, two corporate partners accounted for 93% (Partner A 61% and Partner B 32%), two corporate partners accounted for 96% (Partner A 82% and Partner C 14%), and three corporate partners accounted for 86% (Partner D 49%, Partner E 19% and Partner F 18%), respectively.

17. Impact of the Adoption of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction an, if it is, the type of hedge transaction. SFAS 133 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.