Form 10-Q/A
period 1996-06-30
BIOMATRIX INC
filed 1999-04-07
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended June 30, 1996              Commission File Number 0-19373


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes X                      No


The number of shares outstanding of the issuer's common stock as of the latest practicable date:

            Class                                          June 30, 1996

Common Stock, $0.0001 par value                             10,437,197

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.          EXHIBITS

            10.1(1) Restated Distribution Agreement between Biomatrix, Inc. and Syntex Pharmaceuticals International Limited, dated April 9, 1996.

            10.2(1)(2)  First Amendment to Stock Purchase Agreement, dated April
                        17, 1996, between Biomatrix, Inc. and Syntex
                        Pharmaceuticals International Limited.

            10.3(2) Agreement of Lease, dated April 18, 1996, between Ridgefield Associates and Biomatrix, Inc.

            10.4(1) International Distribution Agreement, dated June 14, 1996, between Biomatrix, Inc. and Collagen Corporation.

            10.5(1) United States Distribution Agreement, dated June 14, 1996 between Biomatrix, Inc. and Collagen Corporation.

            10.6(2) Employment Agreement, dated April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs.

            10.7(2) Restricted Stock Purchase Agreement, dated April 2, 1996, between Biomatrix, Inc. and Rory B. Riggs.

            10.8(2) Secured Promissory Note, dated April 2, 1996, by Rory Riggs and Biomatrix, Inc.

            10.9(2) Stock Pledge Agreement, dated April 2, 1996, between Rory B. Riggs and Biomatrix, Inc.

            10.10(2) Amendment dated March 31, 1996 to the Consulting Agreement, dated June 1, 1993, between Biomatrix, Inc. and Julius A. Vida.

            27.1(2)     Financial Data Schedule.

B.          REPORT ON FORM 8-K

            None.

            (1) Confidential treatment requested. Confidential portions have been omitted and filed separately with the Commission.

            (2) Previously filed as an exhibit to registrant's quarterly report on Form 10-Q, for the quarterly period ended June 30, 1996, filed with the Securities and Exchange Commission on August 14, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:                                                BIOMATRIX, INC.
     ----------------

                                                     By:/S/ Rory B. Riggs
                                                        ------------------------
                                                   Name: Rory B. Riggs
                                                  Title: President