Form 10-Q
period 1999-03-31
BIOMATRIX INC
filed 1999-04-27
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 31, 1999              Commission File Number 0-19373

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

                           Yes _X_      No ____

The number of shares outstanding of the issuer's common stock as of the latest practicable date: (adjusted by 100% stock dividend paid April 23, 1999)

             Class                           April 23, 1999
             -----                           --------------
Common stock, $ 0.0001 par value                22,914,522

                                 BIOMATRIX, INC.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

           ITEM 1 - Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998 (Unaudited).................. 3

           Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 1999 and 1998 (Unaudited)............ 4

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 1998 (Unaudited)............ 5

           Notes to Condensed Consolidated Financial Statements.............. 6

           ITEM 2

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................10

PART II.   OTHER INFORMATION

           ITEM 6

           Exhibits and Reports on Form 8-K..................................15

           Signatures........................................................16

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (in millions, except share and per share data)

                                                                                 March 31,      December 31,
                                                                                   1999             1998
                                                                                 ---------      ------------
     ASSETS
Current assets:
   Cash and cash equivalents.............................................            $20.1           $16.5
   Accounts receivable, less allowance for doubtful accounts.............             10.8             8.9
   Inventory, at lower of cost or market.................................              8.8             6.8
   License fees receivable...............................................              1.6             7.6
   Prepaid expenses and other current assets.............................              2.4             1.5
                                                                                     -----           -----
           Total current assets..........................................             43.7            41.3

Property, plant and equipment, net.......................................             39.9            37.7
Other assets.............................................................              4.4             4.3
                                                                                     -----           -----
           Total assets..................................................            $88.0           $83.3
                                                                                     =====           =====

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................            $ 2.1           $ 3.5
   Accrued expenses......................................................              8.0             5.6
   Notes payable and capital lease obligations - current.................              5.2             5.2
                                                                                     -----           -----
           Total current liabilities.....................................             15.3            14.3

Notes payable and capital lease obligations - long term..................             17.4            17.6
                                                                                     -----           -----
           Total liabilities.............................................             32.7            31.9
                                                                                     -----           -----

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued.................                -               -
   Common stock, $.0001 par value: 60,000,000 authorized;
     23,004,416 and 22,848,358 issued and 22,912,122 and
     22,756,064 outstanding in 1999 and 1998, respectively ..............              0.0             0.0
   Additional paid in capital ...........................................             75.8            72.8
   Notes receivable - related parties....................................            (13.2)          (10.6)
   Accumulated deficit...................................................             (4.4)           (7.7)
   Accumulated other comprehensive loss .................................             (2.0)           (2.2)
   Treasury stock, 92,294 shares of common stock at cost.................             (0.9)           (0.9)
                                                                                     -----           -----
           Total shareholders' equity ...................................             55.3            51.4
                                                                                     -----           -----
           Total liabilities and shareholders' equity....................            $88.0           $83.3
                                                                                     =====           =====

                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in millions, except share and per share data)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     --------------------
                                                                                     1999            1998
                                                                                     ----            ----
Revenues:
    Net product sales....................................................            $16.5           $ 4.6
    Income from licenses, royalties and research contracts...............              0.1             2.9
                                                                                     -----           -----
          Total revenues.................................................             16.6             7.5
                                                                                     -----           -----
Costs and expenses:
    Cost of goods sold...................................................              4.9             1.5
    Research and development expenses....................................              2.2             2.2
    Selling, general and administrative expenses.........................              3.9             2.9
                                                                                     -----           -----
          Total costs and expenses.......................................             11.0             6.6
                                                                                     -----           -----
Income from operations...................................................              5.6             0.9
Interest expense.........................................................             (0.4)           (0.0)
Interest and miscellaneous income........................................              0.3             0.3
                                                                                     -----           -----
Income before taxes......................................................              5.5             1.2
Provision for income taxes...............................................              2.2             0.4
                                                                                     -----           -----
Net income...............................................................            $ 3.3           $ 0.8
                                                                                     =====           =====
Net income per share:
    Basic ...............................................................            $0.14           $0.04
    Weighted average shares outstanding..................................       22,794,084      22,092,114

    Diluted..............................................................            $0.13           $0.03
    Weighted average diluted shares outstanding..........................       24,461,854      23,195,112


                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       --------------------
                                                                                        1999          1998
                                                                                       ------        ------
Cash flows from operating activities:
    Net income...............................................................          $ 3.3         $ 0.8
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization.........................................            0.8           0.2
       Stock option compensation.............................................            0.1             -
    Change in assets and liabilities:
       Accounts receivable...................................................           (1.7)         (0.5)
       Inventory ............................................................           (2.0)         (0.2)
       Prepaid expenses and other current assets.............................            5.2           0.0
       Other assets..........................................................           (0.0)         (1.3)
       Accounts payable and accrued expenses.................................            2.5           1.3
                                                                                       -----         -----
                 Net cash provided by operating activities...................            8.2           0.3
                                                                                       -----         -----
Cash flows from investing activities:
    Capital expenditures.....................................................           (4.6)         (5.4)
                                                                                       -----         -----
                 Net cash used for investing activities......................           (4.6)         (5.4)
                                                                                       -----         -----
Cash flows from financing activities:
    Payments of notes payable and capital lease obligations..................           (0.2)         (0.0)
    Stock options exercised..................................................            0.2           0.1
                                                                                       -----         -----
                 Net cash provided by financing activities...................            0.0           0.1
                                                                                       -----         -----
Effect of exchange rate changes on cash......................................            0.0           0.0
                                                                                       -----         -----
Net increase (decrease) in cash and cash equivalents.........................            3.6          (5.0)
Cash and cash equivalents at beginning of period.............................           16.5          17.4
                                                                                       -----         -----
Cash and cash equivalents at end of period...................................          $20.1         $12.4
                                                                                       =====         =====
Non-cash financing activities:
    Sale of common stock financed with notes receivable......................          $ 2.4         $ 1.5


                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

         The condensed consolidated financial statements at March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - Inventories

         Inventories at March 31, 1999 and December 31, 1998 consisted of (in millions):

                                                     March 31,     December 31,
                                                       1999            1998
                                                     ---------     ------------
         Raw materials..........................       $1.7            $1.5
         Work-in-process........................        6.2             4.8
         Finished goods.........................        0.9             0.5
                                                       ----            ----
                                                       $8.8            $6.8
                                                       ====            ====

NOTE 3 - Stock Split

         On April 6, 1999 the Company announced a two-for-one common stock split to be distributed in the form of a 100% stock dividend (the "Stock Split"). As a result of this action, on April 23, 1999 22,914,522 shares were distributed to the shareholders of record on April 16, 1999, of which 92,294 shares represented treasury stock of the Company. The shares issued, outstanding and in treasury of 11,424,179, 11,378,032 and 46,147 at December 31, 1998 have been restated to
22,848,358, 22,756,064, and 92,294 to reflect the Stock Split. In addition, the shares issued, outstanding and in treasury of 11,502,208, 11,456,061 and 46,147 at March 31, 1999 have been restated to 23,004,416, 22,912,122 and 92,294 to reflect the Stock Split. Par value will remain at $0.0001 per share. The par value of the additional shares resulting from the Stock Split, from additional paid in capital to common stock. All shares outstanding and per share amounts in the accompanying statements have been restated to reflect the Stock Split.

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 4 - Net Income Per Common Share

         Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. The Company has convertible debt which converts into 750,000 shares of common stock (see Note
9), however this instrument has not been included in diluted earnings per share for the first quarter of 1999 because its effect would be anti-dilutive. A reconciliation of weighted average shares outstanding from basic to diluted for the three months ended March 31, 1999 and 1998 is as follows:

                                                                               1999              1998
                                                                               ----              ----
         Weighted average shares outstanding - Basic...................     22,794,084        22,092,114
         Dilutive effect of stock options..............................      1,667,770         1,102,998
                                                                            ----------        ----------
         Weighted average shares outstanding - Diluted.................     24,461,854        23,195,112
                                                                            ==========        ==========

NOTE 5 - Comprehensive Income

         Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table shows comprehensive income for the three months ended March 31, 1999 and 1998 (in millions):

                                                                               1999              1998
                                                                               ----              ----
         Net income ...................................................       $ 3.3             $0.8
         Change in cumulative translation adjustment...................         0.2              0.3
                                                                               ----             ----
         Comprehensive income..........................................        $3.5             $1.1
                                                                               ====             ====

NOTE 6 - Notes Receivable - Related Parties

         Notes receivable - related parties relate to the acquisition of common stock of the Company at fair market value by certain officers and directors of the Company pursuant to the Company's 1997 Restricted Stock Plan. The notes are with full recourse and are payable with simple interest upon maturity. The balance of the notes including accrued interest at March 31, 1999 and December 31, 1998 was $13.2 million and $10.6 million, respectively. The notes mature over a range of dates from May 2007 to March 2009.

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 7 - Segment Data

      The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining the reportable business segments using the management reporting approach. The following data is utilized by the Company's Executive Committee (the chief operating decision makers) when analyzing the performance of the Company. The following table presents the segment data for the three months ended March 31, 1999 and 1998 (in millions):

                                                      1999             1998
                                                     ------           ------
    Product sales:
       Synvisc:
         United States...........................     $12.6            $ 3.0
         Rest of the world.......................       3.2              0.8
       All other products........................       0.7              0.8
                                                      -----             ----
       Total product sales.......................     $16.5             $4.6
                                                      =====             ====

                                                     March 31,      December 31,
                                                       1999             1998
                                                     ---------      ------------
    Identifiable assets (in millions):
       United States.............................     $77.6            $73.9
       Rest of the world.........................      10.4              9.4
                                                      -----            -----
       Total assets..............................     $88.0            $83.3
                                                      =====            =====

NOTE 8 - Contingencies

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform(R) resulted from his consultancy. Jarcho seeks compensatory damages of $0.3 million plus a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, the Company opposed that request, and the request was denied. On June 16, 1997 Jarcho filed suit in New Jersey state court. The Company intends to defend this matter vigorously. In accordance with the Company's policy on contingencies, a liability has been recorded in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9 - Convertible Debt

         In May 1998, the Company issued $15.0 million of subordinated convertible debt to a third party. The debt has a five year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $20 per share after one year. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied. Debt fees are included in other assets and are being amortized on a straight-line basis over the five year term of the debt.

NOTE 10 - Subsequent Events

         On April 6, 1999, the Company announced a two-for-one stock split in the form of a 100% stock dividend (See Note 4).

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

         The Company's business is subject to significant risks. Certain statements contained in this Form 10-Q are forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and involve risks and uncertainties, including, but not limited to, governmental regulation, reimbursement, dependence on distribution relationships, patents, competition, manufacturing, rapid growth, dependence upon key personnel, fluctuation in operating results, product liability, stock price volatility, Year 2000 matters, and other risks detailed in the Company's reports filed under the Securities and Exchange Act, including the Company's Form 10-K for the year ended December 31, 1998. As a portion of the Company's future revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

Results of Operations for the three months ended March 31, 1999 and 1998

           Revenues. Total revenues for the three months ended March 31, 1999 were $16.6 million, representing an increase of $9.1 million over the same period of the prior year. Net product sales for the three months ended March 31, 1999 were $16.5 million, representing an increase of $11.9 million or 259% over the same period of 1998. This increase was primarily due to increased sales of Synvisc(R) to the Company's marketing partners in the United States and Europe and launches into Latin America, South Africa and Australia. Income from licenses, royalties and research contracts was $0.1 million for the three months ended March 31, 1999. This represented a decrease of $2.8 million from the three months ended March 31, 1998 which included up-front license fees of $2.8 million from Novartis Pharma AG related to the distribution of Synvisc in Central and South America.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations for the three months ended March 31, 1999 and 1998 (Continued)

           Costs and Expenses. Total costs and expenses were $11.0 million for the three months ended March 31, 1999, representing an increase of $4.4 million or 67% over the same period of the prior year. Cost of goods sold for the first quarter of 1999 and 1998 were $4.9 million and $1.5 million, respectively, which produced gross margins of 70% and 67%, respectively. The increase in the gross margin percentage is due to the Company's greater utilization of its overall manufacturing capacity. Research and development expenses were $2.2 million for each of the first quarters of 1999 and 1998; increased clinical costs were offset by the decrease in costs related to the development costs of the new facility. Selling, general and administrative expenses for the first quarter of 1999 were $3.9 million, representing an increase of $1.0 million or 34%, over the first quarter of 1998. This increase is primarily due to increased staffing needed to support the scope of the Company's growing global activities. The Company expects to incur higher expenses for the remainder of 1999 as it continues to develop its infrastructure to support its global operations.

Income Taxes

         The Company recorded federal and state tax provisions totaling $2.2 million and $0.4 million for the three months ended March 31, 1999 and 1998, respectively. The effective rate for the first quarter of 1999 was 40% as compared to 33% for the first quarter of 1998. The Company expects its effective tax rate to continue to approximate the combined statutory federal and state rate in 1999. The effective rate could potentially exceed the combined statutory federal and state rate in the future depending on the impact of certain foreign operations and non-deductible items.

         As of March 31, 1999 the Company had $2.8 million of net deferred U.S. tax assets included in other long term assets on its balance sheet, as it is more likely than not that the Company will realize the benefit of these assets. However, the Company has provided a full valuation allowance on certain foreign-related deferred tax assets due to the uncertainty of realization.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $20.1 million at March 31, 1999. Overall, the Company's cash position increased by $3.6 million in the three months ended March 31, 1999.

         The Company's operations and capital growth over the past several years have been financed by up-front non-refundable license fee payments from corporate partners, the utilization of the Company's cash and investments and the private placement of debt and equity securities. Since January 1, 1996, the Company has received funding of $39.4 million from non-refundable license fee payments and $21.0 million from the private placement of equity and debt securities.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

         For the three months ended March 31, 1999 the Company had positive cash flows from operations of $8.2 million, of which $6.0 million resulted from an up-front, non-refundable license fee payment received during the quarter. During the quarter, the Company also invested $4.6 million in property, plant, and equipment, primarily associated with the construction of certain research and development laboratories. The Company continues to lease a 93,000 square foot building in New Jersey in which the U.S. manufacturing operations resides. The Company exercised its option to acquire this building at a price of approximately $4.6 million. The Company expects to expend cash to complete the purchase of the building during the second quarter 1999.

         During the remainder of 1999, the Company also expects to utilize cash for increased working capital requirements needed to support higher anticipated sales levels. The Company also expects to incur higher expenses during the remainder of 1999 associated with developing its internal infrastructure to support the administration of its various distribution agreements and expanded global operations. The Company believes that its capital needs and higher operating expenses will be supported by its operations, its existing cash position, up-front license fee payments from the potential completion of additional distribution agreements, milestone payments from existing corporate partners and potential financing arrangements.

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

Year 2000 (continued)

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

Year 2000 (continued)

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

         There can be no assurance that the Company will be able to complete all of the modifications in the required time frame, that unanticipated events will not occur or that the Company will be able to identify all Year 2000 issues before problems arise. Therefore there can be no assurance that the Year 2000 issue will not a have a material adverse effect on the Company's financial position, results of operations and cash flows.

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



DATE:  April 27, 1999                      BIOMATRIX, INC.



                                           By:    /s/ Endre A. Balazs
                                                 ---------------------------
                                                 Endre A. Balazs
                                                 Chief Executive Officer and
                                                 Chief Scientific Officer




                                           By:   /s/ Maxine Seifert
                                                 ---------------------------
                                                 Maxine Seifert
                                                 Vice President, Finance and
                                                 Chief Financial Officer