Form 10-Q
period 1999-06-30
BIOMATRIX INC
filed 1999-07-29
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 1999                  Commission File Number 0-19373
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

                             Yes   X          No
                                  ---            ---

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                      Class                              June 30, 1999
                      -----                              -------------

        Common stock, $ 0.0001 par value                   22,961,402

                                 BIOMATRIX, INC.

                                TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                               --------
PART I.           FINANCIAL INFORMATION

                  ITEM 1 - Unaudited Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1999 and December 31, 1998 (Unaudited)............................      3

                  Condensed Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 1999 and 1998 (Unaudited)....................      4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and 1998 (Unaudited)........................      5

                  Notes to Condensed Consolidated Financial Statements.......................     6-8

                  ITEM 2

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................    9-12

PART II.          OTHER INFORMATION

                  ITEM 4

                  Submission of matters to a vote of security holders........................     13

                  ITEM 6

                  Exhibits and Reports on Form 8-K...........................................     13


                  Signatures.................................................................     14


                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (in millions, except share and per share data)

                                                                         June 30,    December 31,
                                                                           1999          1998
                                                                           ----          ----
     ASSETS
Current assets:
   Cash and cash equivalents ...................................        $  21.3       $  16.5
   Accounts receivable, less allowance for doubtful accounts ...            8.2           8.9
   Inventory ...................................................            9.2           6.8
   License fees receivable .....................................            8.6           7.6
   Prepaid expenses and other current assets ...................            2.2           1.5
                                                                          -----         -----

          Total current assets .................................           49.5          41.3

Property, plant and equipment, net .............................           42.0          37.7
Other assets ...................................................            3.5           4.3
                                                                          -----         -----
          Total assets .........................................        $  95.0       $  83.3
                                                                          =====         =====

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................        $   2.5       $   3.5
   Accrued expenses ............................................           11.3           5.6
   Notes payable and capital lease obligations - current .......            0.6           5.2
                                                                          -----         -----

           Total current liabilities ...........................           14.4          14.3

Notes payable and capital lease obligations - long term ........           17.2          17.6
                                                                          -----         -----
           Total liabilities ...................................           31.6          31.9
                                                                          -----         -----

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued .......             --            --
   Common stock, $.0001 par value; 60,000,000 shares authorized;
     23,053,696 and 22,848,358 issued and 22,961,402 and
     22,756,064 outstanding in 1999 and 1998, respectively .....            0.0           0.0
   Additional paid-in capital ..................................           76.1          72.8
   Notes receivable - related parties ..........................          (13.4)        (10.6)
   Retained earnings (accumulated deficit) .....................            3.3          (7.7)
   Accumulated other comprehensive loss ........................           (1.7)         (2.2)
   Treasury stock, 92,294 shares of common stock at cost .......           (0.9)         (0.9)
                                                                          -----         -----

           Total shareholders' equity ..........................           63.4          51.4
                                                                          -----         -----
          Total liabilities and shareholders' equity ...........        $  95.0       $  83.3
                                                                          =====         =====



                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in millions, except share and per share data)

                                                           Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                                 --------                           --------
                                                         1999               1998             1999              1998
                                                         ----               ----             ----              ----
Revenues:
Net product sales ..........................        $       18.1       $        9.2       $      34.6       $      13.8
Income from licenses, royalties
  and research contracts ...................                 7.1                0.5               7.2               3.4
                                                    ------------        -----------        ----------        ----------
         Total revenues ....................                25.2                9.7              41.8              17.2
                                                    ------------        -----------        ----------        ----------

Costs and expenses:
Cost of goods sold .........................                 5.2                2.2              10.1               3.6
Research and development expenses ..........                 2.0                2.5               4.2               4.8
Selling, general and administrative expenses                 4.6                3.5               8.5               6.4
                                                    ------------        -----------        ----------        ----------
         Total costs and expenses ..........                11.8                8.2              22.8              14.8
                                                    ------------        -----------        ----------        ----------

Income from operations .....................                13.4                1.5              19.0               2.4

Interest expense ...........................                (0.5)              (0.2)             (0.9)             (0.2)
Interest and miscellaneous income ..........                 0.3                0.3               0.6               0.6
                                                    ------------        -----------        ----------        ----------
Income before taxes ........................                13.2                1.6              18.7               2.8

Provision for income taxes .................                 5.5                0.5               7.7               0.9
                                                    ------------        -----------        ----------        ----------
Net income .................................        $        7.7       $        1.1       $      11.0       $       1.9
                                                    ============        ===========        ==========        ==========


Net income per share:
     Basic .................................        $       0.34       $       0.05       $      0.48       $      0.09
                                                    ============        ===========        ==========        ==========
     Weighted average shares outstanding ...          22,931,602         22,313,454        22,862,843        22,164,324
                                                    ============        ===========        ==========        ==========

     Diluted ...............................        $       0.31       $       0.05       $      0.45       $      0.08
                                                    ============        ===========        ==========        ==========
     Weighted average shares outstanding ...          25,315,224         22,410,380        25,240,877        23,245,412
                                                    ============        ===========        ==========        ==========



                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                Six Months Ended
                                                                                     June 30,

                                                                               1999           1998
                                                                               ----           ----
Cash flows from operating activities:
         Net income ..................................................        $  11.0       $   1.9
         Adjustments to reconcile net income to net cash
            provided by (used for) operating activities:
            Depreciation and amortization ............................            1.6           0.5
            Stock option compensation ................................            0.1           0.0
            Change in assets and liabilities:
               Accounts receivable ...................................            0.9          (3.2)
               Inventory .............................................           (2.3)         (0.8)
               Prepaid expenses and other current assets .............           (1.6)          0.3
               Other assets ..........................................            0.1          (1.8)
               Accounts payable and accrued expenses .................            6.4           2.1
                                                                                -----         -----

                  Net cash provided by (used for) operating activities           16.2          (1.0)
                                                                                -----         -----

Cash flows from investing activities:
         Capital expenditures ........................................           (7.2)        (12.0)
                                                                                -----         -----

                  Net cash used for investing activities .............           (7.2)        (12.0)
                                                                                -----         -----

Cash flows from financing activities:
         Payments of notes payable and capital lease obligations .....           (4.9)         (0.1)
         Proceeds from issuance of convertible debt, net .............             --          14.3
         Stock options exercised .....................................            0.7           0.2
                                                                                -----         -----

                  Net cash (used for) provided by financing activities           (4.2)         14.4
                                                                                -----         -----

              Effect of exchange rate changes on cash ................            0.0           0.1
                                                                                -----         -----

Net increase in cash and cash equivalents ............................            4.8           1.5
Cash and cash equivalents at beginning of period .....................           16.5          17.4
                                                                                -----         -----
Cash and cash equivalents at end of period ...........................        $  21.3       $  18.9
                                                                                =====         =====


Non-cash financing activities:
     Sale of common stock financed with notes receivable (Note 8) ....        $   2.4       $   9.8





                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Basis of Presentation

         The condensed consolidated financial statements at June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of results for the entire year.

         Certain amounts in the condensed consolidated financial statements for the three and six month periods ended June 30, 1998 have been reclassified in order to conform to the 1999 presentation.

NOTE 2 - Inventories

         Inventories at June 30, 1999 and December 31, 1998 consisted of (in millions):

                                                  June 30,        December 31,
                                                    1999             1998
                                                    ----             ----
         Raw Materials...........................  $ 1.4            $ 1.5
         Work-in-Process.........................    7.0              4.8
         Finished Goods..........................    0.8              0.5
                                                   -----            -----
                                                   $ 9.2            $ 6.8
                                                   =====            =====
NOTE 3 - Stock Split

         On April 6, 1999 the Company announced a two-for-one common stock split to be distributed in the form of a 100% stock dividend (the "Stock Split"). As a result of this action, on April 23, 1999, 23,006,816 shares were distributed to the shareholders of record on April 16, 1999, of which 92,294 shares represented treasury stock of the Company. The shares issued, outstanding and in treasury of 11,424,179, 11,378,032 and 46,147 at December 31, 1998 have been restated to
22,848,358, 22,756,064, and 92,294 to reflect the Stock Split. Par value remains at $0.0001 per share. The par value of the additional shares resulting from the Stock Split have been reclassified from additional paid-in capital to common stock. All historical share and per share amounts in the accompanying statements have been restated to reflect the Stock Split.

NOTE 4 - Convertible Debt

         In May 1998, the Company issued $15.0 million of subordinated convertible debt to a third party. The debt has a five year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $20 per share. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied. Debt fees are included in other assets and are being amortized on a straight-line basis over the five year term of the debt.

NOTE 5 - Capital Lease Obligation

         In June 1999, the Company exercised its option to acquire a 93,000 square foot building in New Jersey in which its U.S. manufacturing operations reside. The cost of such purchase was approximately $4.6 million. The Company no longer has a lease agreement for this facility and, therefore, the related capital lease obligation has been retired.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                                   (unaudited)

NOTE 6 - Comprehensive Income

         Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table shows comprehensive income for the three and six months ended June 30, 1999 and 1998:

                                                                Three months ended            Six months ended
                                                                     June 30,                     June 30,
                                                                 1999         1998           1999          1998
                                                                 ----         ----           ----          ----
     Net income......................................           $ 7.7        $ 1.1         $ 11.0         $ 1.9
     Change in cumulative translation adjustment.....             0.3         (0.6)           0.5          (0.3)
                                                                -----        -----         ------         -----
     Comprehensive income............................           $ 8.0        $ 0.5         $ 11.5         $ 1.6
                                                                =====        =====         ======         =====

NOTE 7 - Net Income Per Common Share

         Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. The Company has convertible debt which converts into 750,000 shares of common stock (see Note
4). This instrument has been included in diluted earnings per share for the three and six months ended June 30, 1999 because its effect would be dilutive; however this instrument has not been included in diluted earnings per share for the three and six months ended June 30, 1998 because its effect would have been anti-dilutive in such periods. A reconciliation of weighted-average shares outstanding and net income from basic to diluted for the three and six months ended June 30, 1999 and 1998 is as follows:

                                                                Three months ended           Six months ended
                                                                    June 30,                     June 30,
                                                                 1999         1998           1999         1998
                                                                 ----         ----           ----         ----
     Weighted-average shares outstanding - Basic.....      22,931,602    22,313,454    22,862,843    22,164,324
     Dilutive effect of convertible debt instrument..         750,000             -       750,000             -
     Dilutive effect of stock options................       1,633,622     1,096,926     1,628,034     1,081,088
                                                            ---------     ---------     ---------     ---------
     Weighted-average shares outstanding - Diluted...      25,315,224    23,410,380    25,240,877    23,245,412
                                                           ===========   ==========    ==========    ===========


     Net income as reported..........................          $ 7.7          $ 1.1        $ 11.0         $ 1.9
     Addback of convertible
     debt  interest expense, net of tax..............            0.2              -           0.3             -
                                                               -----          -----        ------         -----
     Net income for diluted earnings per share.......          $ 7.9          $ 1.1        $ 11.3         $ 1.9
                                                               =====          =====        ======         =====

NOTE 8 - Notes Receivable - Related Parties

         Notes receivable - related parties relate to the acquisition of common stock of the Company at fair market value by certain officers and directors of the Company pursuant to the Company's 1997 Restricted Stock Plan. The notes are with full recourse and are payable with simple interest upon maturity. The balance of the notes including accrued interest at June 30, 1999 and December 31, 1998 was $13.4 million and $10.6 million, respectively. The notes mature over a range of dates from May 2007 to March 2009.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                                   (unaudited)

NOTE 9 - Segment Data

      The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining the reportable business segments using the management reporting approach. The following data is utilized by the Company's Executive Committee (the chief operating decision makers) when analyzing the performance of the Company. The following table presents the segment data for the three months and six months ended June 30, 1999 and 1998 (in millions):

                                                                Three months ended            Six months ended
                                                                     June 30,                     June 30,
                                                                 1999         1998           1999          1998
                                                                 ----         ----           ----          ----
     Product sales:
         Synvisc(R):
              United States..........................          $ 13.3         $ 6.6         $ 25.9        $ 9.6
              Rest of the world......................             3.8           1.2            7.0          2.0
         All other products..........................             1.0           1.4            1.7          2.2
                                                               ------         -----         ------       ------
         Total product sales.........................          $ 18.1         $ 9.2         $ 34.6       $ 13.8
                                                               ======         =====         ======       ======



                                                                            June 30,       December 31,
                                                                              1999             1998
     Identifiable assets (in millions):
         United States.................................................     $ 84.7           $ 73.9
         Rest of the world.............................................       10.3              9.4
                                                                            ------           ------
         Total assets..................................................     $ 95.0           $ 83.3
                                                                            ======           ======

NOTE 10 - Contingencies

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform(R) resulted from his consultancy. Jarcho seeks compensatory damages of $0.3 million plus a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorneys fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, the Company opposed that request, and the request was denied. On June 16, 1997 Jarcho filed suit in New Jersey state court. The Company intends to defend this matter vigorously. In accordance with the Company's policy on contingencies, a liability has been recorded in the accompanying condensed consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

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

Results of Operations for the three months ended June 30, 1999 and 1998

           Revenues. Total revenues for the three months ended June 30, 1999 were $25.2 million, representing an increase of $15.5 million or 160% over the same period of the prior year. Net product sales for the three months ended June 30, 1999 were $18.1 million, representing an increase of $8.9 million or 97% over the same period of 1998. This increase was due to greater sales of Synvisc(R) to the Company's marketing partners in the United States, Europe and recently launched international markets. Income from licenses, royalties and research contracts for the three months ended June 30, 1999 and 1998 was $7.1 million and $0.5 million, respectively. The 1999 results include a non-refundable sales-related milestone payment of $7.0 million from Wyeth-Ayerst Laboratories while the 1998 results include a $0.4 million license fee from Novartis Pharma AG.

           Costs and Expenses. Total costs and expenses were $11.8 million for the three months ended June 30, 1999, representing an increase of $3.6 million or 44% over the same period of the prior year. Cost of goods sold for the second quarter of 1999 and 1998 were $5.2 million and $2.2 million, respectively, which produced gross margins of 71% and 76%, respectively. This decrease in gross margin percentage is a result of an increase in the mix of shipments from the Company's new manufacturing facility which is operating below capacity. Research and development expenses were $2.0 million for the second quarter of 1999, representing a decrease of $0.5 or 20% over the second quarter of 1998. The decrease in research and development expenses is primarily related to the fact that 1998 included non-recurring process development costs associated with the Company's new U.S. manufacturing facility. Selling, general and administrative expenses for the second quarter of 1999 were $4.7 million, representing an increase of $1.1 million or 31%, over the second quarter of 1998. This increase is a result of higher market development costs related to Synvisc and higher legal fees related to general corporate matters.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the six months ended June 30, 1999 and 1998

           Revenues. Total revenues for the six months ended June 30, 1999 were $41.8 million, representing an increase of $24.6 million or 143% over the same period of the prior year. Net product sales for the six months ended June 30, 1999 were $34.6 million, representing an increase of $20.8 million or 151% over the same period of 1998. This increase was due to greater sales of Synvisc to the Company's marketing partners in the United States, Europe and recently launched international markets. Income from licenses, royalties and research contracts for the six months ended June 30, 1999 and 1998 was $7.2 million and $3.4 million, respectively. The 1999 results include a non-refundable sales-related milestone payment of $7.0 million from Wyeth-Ayerst Laboratories and the 1998 results include a $3.1 million license fee from Novartis Pharma AG.

           Costs and Expenses. Total costs and expenses were $22.8 million for the six months ended June 30, 1999, representing an increase of $8.0 million or 54% over the same period of the prior year. Cost of goods sold for the six months ended June 30, 1999 and 1998 were $10.1 million and $3.6 million, respectively, which resulted in gross margins of 71% and 74%, respectively. This decrease in gross margin percentage is a result of an increase in the mix of shipments from the Company's new manufacturing facility which is operating below capacity. Research and development expenses were $4.2 million for the first six months of 1999, representing a decrease of $0.6 million or 13% over the comparable period in 1998. The decrease in research and development expenses is primarily related to process development costs associated with the Company's new U.S. manufacturing facility which were incurred during 1998. Selling, general and administrative expenses for the first six months of 1999 were $8.5 million, representing an increase of $2.1 million or 33% over the first six months of 1998. This increase is primarily due to increased staffing needed to support the scope of the Company's growing global activities.

Income Taxes

           The Company recorded federal and state tax provisions totaling $7.7 million and $0.9 million for the six months ended June 30, 1999 and 1998, respectively. The consolidated effective rate for the first six months of 1999 was 41% as compared to 32% for the first six months of 1998. The effective rate in 1998 was lower due to the utilization of net operating loss carryforwards. The Company expects its consolidated effective tax rate in 1999 to continue to approximate the combined statutory federal and state rate. The effective rate could potentially exceed the combined statutory federal and state rate in the future depending on the amount of certain non-deductible foreign losses.

         As of June 30, 1999 the Company had $2.8 million of net deferred U.S. tax assets included in other long term assets on its balance sheet, as it is more likely than not that the Company will realize the benefit of these assets. The Company has provided a full valuation allowance on certain foreign-related deferred tax assets due to their uncertainty of realization.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $21.3 million at June 30, 1999. Overall, the Company's cash position increased by $4.8 million during the six months ended June 30, 1999.

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

           For the six months ended June 30, 1999 the Company had positive cash flows from operations of $16.2 million resulting principally from operating income and an increase in accrued expenses. During the six months ended
June 30, 1999, the Company invested $7.2 million in property, plant, and equipment, primarily associated with the construction of certain research and development laboratories. In June 1999, the Company exercised its option to acquire a 93,000 square foot building in New Jersey in which its U.S. manufacturing operations reside. The cost of such purchase was approximately $
4.6 million. The Company no longer has a lease agreement for this facility and, therefore, the related capital lease obligation has been retired.

         Subsequent to June 30, 1999, the Company received payment of $7.0 million from Wyeth-Ayerst Laboratories. Such payment was for the sales-related milestone which was recorded during the second quarter of 1999.

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

         Most of the Company's systems are Year 2000 compliant. The Company has a program in place to assess the remaining software and systems and bring them into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The program focuses on three main functional areas:

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 (continued)

         iii) Material suppliers and marketing partners which address third parties that are critical to the Company's manufacturing process and distribution of product. The Company has identified critical providers of information, goods and services in order to assess their Year 2000 compliance/readiness. The Company has sent letters to all critical and regular suppliers and marketing partners. The Company has received approximately 75% of all critical responses. Although the Company cannot control the response time to its letters, it hopes to have assessed all responses by September 30, 1999. The Company recognizes that to a certain degree it is relying on information provided by such third parties regarding their Year 2000 compliance readiness. While the Company is attempting to evaluate information provided by these third parties, there can be no assurance that in all instances accurate information is being provided. Failure of these third parties' systems to be Year 2000 compliant could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         In order to address the three noted areas, the Company has divided the project into four phases including awareness, assessment, validation, and implementation along the functional departments of the Company. The Company has completed the awareness, assessment and validation phases for all functional areas. Full implementation and compliance for all functional areas is expected by September 30, 1999.

         The Company is using both internal and external resources to identify, correct/reprogram, and test its computer systems, equipment and software for Year 2000 compliance.

         The Company estimates that the costs associated with its internal preparation for the Year 2000 issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. However, the failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the implementation of the Year 2000 program, the possibility of significant interruptions of normal operations will be reduced. To date the Company estimates that it has spent approximately $0.2 million replacing, upgrading, or repairing systems or equipment. The aggregate additional costs of the Company's Year 2000 program cannot be known at this time. However, given the current status of the project the additional internal preparation costs are expected to be approximately $0.5 million. The actual additional costs will depend on numerous factors, including without limitation, the costs of replacing, upgrading or repairing systems, software and equipment, and consulting fees and expenses. All costs are expected to be funded through operations.

         The Company is also developing a contingency plan to address a situation in which Year 2000 problems do cause an interruption in normal business activities. Once developed, contingency plans and related cost estimates will be continually refined, as additional information becomes available. The Company expects to have the contingency plan in place for critical operations by September 30, 1999.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 27, 1999, at the Company's Annual Meeting of Shareholders, the Company's shareholders met to consider and vote upon the following three proposals:

(1) A proposal to elect two Class 2 directors to hold office for a three-year term and until their respective successors have been duly qualified and elected.

(2) To ratify an amendment of the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance under the plan from 5,000,000 to 6,000,000 shares.

(3) To ratify an amendment of the Company's 1997 Restricted Stock Plan to increase the number of shares of Common Stock authorized for issuance under the plan from 1,000,000 to 2,000,000 shares.


         Results with respect to the voting on each of the above proposals were as follows:

         Proposal 1:    Janet L. Denlinger, Ph.D.    For - 20,564,094           Withheld Authority - 168,504
                                                     ---   ----------           ------------------   -------

                        Kurt Mark                    For - 20,563,958           Withheld Authority - 168,640
                                                     ---   ----------           ------------------   -------

         Proposal 2:     12,074,936  Votes For
                          5,202,832  Votes Against
                            138,500  Abstentions
                          3,316,330  Broker Non-Votes



         Proposal 3:     12,833,818  Votes For
                          4,442,662  Votes Against
                            139,788  Abstentions
                          3,316,330  Broker Non-Votes


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



DATE:    July 27, 1999             BIOMATRIX, INC.



                                   By: /s/ Endre A. Balazs
                                       ------------------------------------
                                       Endre A. Balazs
                                       Chief Executive Officer and
                                       Chief Scientific Officer




                                   By: /s/ Maxine Seifert
                                       ------------------------------------
                                       Maxine Seifert
                                       Vice President, Finance and Chief
                                       Financial Officer