Form 10-Q
period 1999-09-30
BIOMATRIX INC
filed 1999-11-15
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1999              Commission File Number 0-19373

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

                        Yes   X          No
                           -------         -------

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                Class                              September 30, 1999
                -----                              ------------------

    Common stock, $ 0.0001 par value                    22,999,892

                                 BIOMATRIX, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 1999 and December 31, 1998 (Unaudited)............  3

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 1999 and 1998 (Unaudited)...  4

         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998 (Unaudited).......  5

         Notes to Condensed Consolidated Financial Statements............ 6-8

         ITEM 2

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 9-12

PART II. OTHER INFORMATION

         ITEM 6

         Exhibits and Reports on Form 8-K................................ 13


         Signatures...................................................... 14

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (in millions, except share and par value data)

                                                                         September 30,      December 31,
                                                                             1999               1998
                                                                             ----               ----
     ASSETS
Current assets:
   Cash and cash equivalents..........................................       $  27.7           $ 16.5
   Accounts receivable, less allowance for doubtful accounts..........          12.4              8.9
   Inventory..........................................................           8.3              6.8
   License fees receivable............................................           -                7.6
   Prepaid expenses and other current assets..........................           2.2              1.5
                                                                             -------           ------

          Total current assets........................................          50.6             41.3

Property, plant and equipment, net....................................          42.0             37.7
Other assets..........................................................           3.7              4.3
                                                                             -------           ------
          Total assets................................................       $  96.3           $ 83.3
                                                                             =======           ======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable...................................................       $   1.6           $  3.5
   Accrued expenses...................................................          10.3              5.6
   Notes payable and capital lease obligations - current..............           0.6              5.2
                                                                             -------           ------

           Total current liabilities..................................          12.5             14.3

Notes payable and capital lease obligations - long term...............          17.1             17.6
                                                                             -------           ------
           Total liabilities..........................................          29.6             31.9
                                                                             -------           ------

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued..............           -                -
   Common stock, $.0001 par value; 60,000,000 shares authorized;
     23,092,186 and 22,848,358 issued and 22,999,892 and
     22,756,064 outstanding in 1999 and 1998, respectively............           0.0              0.0
   Additional paid-in capital.........................................          76.4             72.8
   Notes receivable - related parties.................................         (13.6)           (10.6)
   Retained earnings (accumulated deficit)............................           6.6             (7.7)
   Accumulated other comprehensive loss...............................          (1.8)            (2.2)
   Treasury stock, 92,294 shares of common stock at cost..............          (0.9)            (0.9)
                                                                             -------           ------

           Total shareholders' equity ................................          66.7             51.4
                                                                             -------           ------
          Total liabilities and shareholders' equity..................       $  96.3           $ 83.3
                                                                             =======           ======

                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in millions, except share and per share data)

                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                           -------------                      -------------
                                                       1999             1998              1999            1998
                                                       ----             ----              ----            ----
Revenues:
Net product sales..............................      $  18.1           $ 11.4            $ 52.7          $ 25.2
Income from licenses, royalties
  and research contracts.......................          0.2              0.2               7.4             3.6
                                                     -------           ------            ------          ------
         Total revenues........................         18.3             11.6              60.1            28.8
                                                     -------           ------            ------          ------

Costs and expenses:
Cost of goods sold.............................          5.5              2.7              15.6             6.3
Research and development expenses..............          2.4              2.7               6.6             7.5
Selling, general and administrative expenses...          4.8              4.1              13.3            10.5
                                                     -------           ------            ------          ------
         Total costs and expenses..............         12.7              9.5              35.5            24.3
                                                     -------           ------            ------          ------

Income from operations.........................          5.6              2.1              24.6             4.5

Interest expense...............................         (0.3)            (0.3)             (1.2)           (0.5)
Interest and miscellaneous income..............          0.5              0.6               1.1             1.2
                                                     -------           ------            ------          ------
Income before taxes............................          5.8              2.4              24.5             5.2

Provision for (benefit from) income taxes......          2.5             (0.4)             10.2             0.5
                                                     -------           ------            ------          ------
Net income.....................................      $   3.3           $  2.8            $ 14.3          $  4.7
                                                     =======           ======            ======          ======


Net income per share:
     Basic.....................................       $ 0.14           $ 0.12            $ 0.63          $ 0.21
                                                      ======           ======            ======          ======
     Weighted average shares outstanding.......   22,977,604       22,728,686        22,901,096      22,350,856
                                                  ==========       ==========        ==========      ==========

     Diluted...................................       $ 0.14           $ 0.11            $ 0.59          $ 0.20
                                                      ======           ======            ======          ======
     Weighted average shares outstanding.......   24,211,895       24,188,600        24,387,890      23,568,338
                                                  ==========       ==========        ==========      ==========

                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                              ------------------------
                                                                               1999             1998
                                                                               ----             ----
Cash flows from operating activities:
     Net income.......................................................        $ 14.3            $ 4.7
     Adjustments to reconcile net income to net cash
       provided by (used for) operating activities:
       Depreciation and amortization..................................           2.6              0.9
     Change in assets and liabilities:
       Accounts receivable............................................          (3.4)            (5.3)
       Inventory  ....................................................          (1.4)            (1.6)
       Prepaid expenses, license fees receivable and other
         current assets ..............................................           7.0             (0.1)
       Other assets ..................................................           0.6             (2.3)
       Accounts payable and accrued expenses..........................           4.2              2.9
                                                                              ------           ------

              Net cash provided by (used for) operating activities....          23.9             (0.8)
                                                                              ------           ------

Cash flows from investing activities:
     Capital expenditures.............................................          (8.4)           (15.6)
                                                                              ------           ------

              Net cash used for investing activities..................          (8.4)           (15.6)
                                                                              ------           ------

Cash flows from financing activities:
     Payments of notes payable and capital lease obligations..........          (5.1)            (0.2)
     Proceeds from issuance of convertible debt, net..................           -               14.3
     Repayment of note receivable by an officer.......................           -                2.5
     Stock options exercised..........................................           0.8              0.3
                                                                              ------           ------

              Net cash (used for) provided by financing activities....          (4.3)            16.9
                                                                              ------           ------

Effect of exchange rate changes on cash...............................           0.0             (0.1)
                                                                              ------           ------

Net increase in cash and cash equivalents.............................          11.2              0.4
Cash and cash equivalents at beginning of period......................          16.5             17.4
                                                                              ------           ------
Cash and cash equivalents at end of period............................        $ 27.7           $ 17.8
                                                                              ======           ======

Non-cash financing activities:
     Sale of common stock financed with notes receivable..............         $ 2.6            $ 9.8

                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - Basis of Presentation

         The condensed consolidated financial statements at September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of results for the entire year.

         Certain amounts in the condensed consolidated financial statements for the three and nine month periods ended September 30, 1998 have been reclassified in order to conform to the 1999 presentation.


NOTE 2 - Inventories

         Inventories at September 30, 1999 and December 31, 1998 consisted of (in millions):

                                             September 30,    December 31,
                                                1999             1998
                                                ----             ----
         Raw Materials.....................    $ 1.2            $ 1.5
         Work-in-Process...................      6.0              4.8
         Finished Goods....................      1.1              0.5
                                               -----            -----
                                               $ 8.3            $ 6.8
                                               =====            =====

NOTE 3 - Stock Split

         On April 6, 1999 the Company announced a two-for-one common stock split to be distributed in the form of a 100% stock dividend (the "Stock Split"). As a result of this action, on April 23, 1999, an additional 11,503,408 shares were distributed to the shareholders of record on April 16, 1999, of which 46,147 shares represented treasury stock of the Company. The shares issued, outstanding and in treasury of 11,424,179, 11,378,032 and 46,147 at December 31, 1998 have been restated to 22,848,358, 22,756,064, and 92,294 to reflect the Stock Split. Par value remains at $0.0001 per share. The par value of the additional shares resulting from the Stock Split have been reclassified from additional paid-in capital to common stock. All historical share and per share amounts in the accompanying statements have been restated to reflect the Stock Split.

NOTE 4 - Convertible Debt

         In May 1998, the Company issued $15.0 million of subordinated convertible debt to a third party. The debt has a five-year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $20 per share. In addition, the Company can call the debt at par after May 2001 or after May 2000 if certain conditions are satisfied. Debt fees are included in other assets and are being amortized on a straight-line basis over the five-year term of the debt.

NOTE 5 - Capital Lease Obligation

         In June 1999, the Company exercised its option to acquire a 93,000 square foot building in New Jersey in which its U.S. manufacturing operations reside. The cost of such purchase was approximately $4.6 million. The Company no longer has a lease agreement for this facility and, therefore, the related capital lease obligation has been retired.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                                   (unaudited)

NOTE 6 - Comprehensive Income

         Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table shows comprehensive income for the three and nine months ended September 30, 1999 and 1998 (in millions):

                                                               Three months ended           Nine months ended
                                                                   Septemer 30,                September 30,
                                                                1999          1998          1999          1998
                                                                ----          ----          ----          ----
     Net income......................................          $ 3.3         $ 2.7         $ 14.3        $  4.7
     Change in cumulative translation adjustment.....           (0.1)         (0.3)           0.4          (0.7)
                                                               -----         -----          -----        ------
     Comprehensive income............................          $ 3.2         $ 2.4         $ 14.7        $  4.0
                                                               =====         =====         ======        ======

NOTE 7 - Net Income Per Common Share

         Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. The Company has convertible debt which converts into 750,000 shares of common stock (see Note
4). This instrument has not been included in diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 because its effect would be anti-dilutive. A reconciliation of weighted-average shares outstanding from basic to diluted for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                                            Three months ended           Nine months ended
                                                               September 30,               September 30,
                                                             1999          1998           1999         1998
                                                             ----          ----           ----         ----
     Weighted-average shares outstanding - Basic.....      22,977,604    22,728,686    22,901,096    22,350,856
     Dilutive effect of stock options................       1,234,291     1,459,914     1,486,794     1,217,482
                                                           ----------   -----------    ----------    ----------
     Weighted-average shares outstanding - Diluted...      24,211,895    24,188,600    24,387,890    23,568,338
                                                           ==========    ==========    ==========    ==========

NOTE 8 - Notes Receivable - Related Parties

         Notes receivable - related parties relate to the acquisition of common stock of the Company at fair market value by certain officers and directors of the Company pursuant to the Company's 1997 Restricted Stock Plan. The notes are with full recourse and are payable with simple interest upon maturity. The balance of the notes including accrued interest at September 30, 1999 and December 31, 1998 was $13.6 million and $10.6 million, respectively. The notes mature over a range of dates from May 2007 to March 2009.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                                   (unaudited)

NOTE 9 - Segment Data

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining the reportable business segments using the management reporting approach. The following data is utilized by the Company's Executive Committee (the chief operating decision makers) when analyzing the performance of the Company. The following table presents the segment data for the three months and nine months ended September 30, 1999 and 1998 (in millions):

                                                                Three months ended           Nine months ended
                                                                   September 30,               September 30,
                                                                 1999         1998           1999          1998
                                                                 ----         ----           ----          ----
     Product sales:
         Synvisc(R):
              United States..........................           $13.4         $ 8.9          $39.3        $18.5
              Rest of the world......................             3.8           1.7           10.8          3.7
         All other products..........................             0.9           0.9            2.6          3.0
                                                                -----         -----          -----        -----
         Total product sales.........................           $18.1         $11.5          $52.7        $25.2
                                                                =====         =====          =====        =====



                                                                          September 30,    December 31,
                                                                              1999             1998
                                                                              ----             ----
     Identifiable assets (in millions):
         United States.................................................     $ 86.6           $ 73.9
         Rest of the world.............................................        9.7              9.4
                                                                            ------           ------
         Total assets..................................................     $ 96.3           $ 83.3
                                                                            ======           ======

NOTE 10 - Contingencies

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform(R) resulted from his consultancy. Jarcho seeks compensatory damages of $0.3 million plus a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorneys' fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, the Company opposed that request, and the request was denied. On June 16, 1997 Jarcho filed suit in New Jersey state court. The Company intends to defend this matter vigorously. In accordance with the Company's policy on contingencies, a liability has been recorded in the accompanying condensed consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Biomatrix, Inc., together with its subsidiaries Biomatrix Medical Canada Inc. ("BMC"), Biomatrix Svenska AB ("Biomatrix Svenska"), Biomatrix (U.K.) Limited ("Biomatrix UK"), Biomatrix Limited ("Biomatrix Hong Kong"), Biomatrix France SARL ("Biomatrix France"), Biomatrix Switzerland GmbH ("Biomatrix Switzerland"), Biomatrix Germany GmbH ("Biomatrix Germany"), and Biomatrix Belgium (together, "Biomatrix" or the "Company") develops, manufactures, markets and sells a series of proprietary viscoelastic products made of biological polymers called hylans for use in therapeutic medical applications and skin care. Hylans are chemically modified forms of the naturally occurring hyaluronan (also known as hyaluronic acid or sodium hyaluronate). Hylans are the second generation of viscoelastics used in medicine, and are characterized by significantly enhanced physical (rheological) properties (elasticity, viscosity and pseudoplasticity) as compared to naturally occurring hyaluronan, from which the first generation viscoelastics are made. The discovery of hylans has allowed the Company to develop a range of patented products with superior viscoelastic properties in the forms of fluids, gels and solids.

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

Results of Operations for the three months ended September 30, 1999 and 1998

           Revenues. Total revenues for the three months ended September 30, 1999 were $18.3 million, representing an increase of $6.7 million or 58% over the same period of the prior year. Net product sales for the three months ended September 30, 1999 were $18.1 million, representing an increase of $6.7 million or 59% over the same period of 1998. These increases were due to greater sales of Synvisc(R) to the Company's marketing partners in the United States, Europe and recently launched international markets. Income from licenses, royalties and research contracts for the three months ended September 30, 1999 and 1998 was $0.2 million.

           Costs and Expenses. Total costs and expenses were $12.7 million for the three months ended September 30, 1999, representing an increase of $3.2 million or 34% over the same period of the prior year. Cost of goods sold for the third quarter of 1999 and 1998 was $5.5 million and $2.7 million, respectively, resulting in gross margins of 70% and 77%, respectively. This decrease in gross margin percentage is a result of shipments from the Company's new U.S. manufacturing facility which has higher unit costs because it is operating below capacity. Research and development expenses were $2.4 million for the third quarter of 1999, representing a decrease of $0.3 million or 11% over the third quarter of 1998. The decrease in research and development expenses is primarily related to the inclusion of non-recurring process development costs associated with the Company's new U.S. manufacturing facility in the 1998 period. Selling, general and administrative expenses for the third quarter of 1999 were $4.8 million, representing an increase of $0.7 million or 17%, over the third quarter of 1998. This increase is a result of higher market development costs related to Synvisc and higher legal fees related to general corporate matters.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the nine months ended September 30, 1999 and 1998

           Revenues. Total revenues for the nine months ended September 30, 1999 were $60.1 million, representing an increase of $31.3 million or 109% over the same period of the prior year. Net product sales for the nine months ended September 30, 1999 were $52.7 million, representing an increase of $27.5 million or 109% over the same period of 1998. These increases were due to greater sales of Synvisc to the Company's marketing partners in the United States, Europe and recently launched international markets. Income from licenses, royalties and research contracts for the nine months ended September 30, 1999 and 1998 was $7.4 million and $3.6 million, respectively. The 1999 results include a non-refundable sales-related milestone payment of $7.0 million from Wyeth-Ayerst Laboratories while the 1998 results include a $3.1 million license fee from Novartis Pharma AG.

         Costs and Expenses. Total costs and expenses were $35.5 million for the nine months ended September 30, 1999, representing an increase of $11.2 million or 46% over the same period of the prior year. Cost of goods sold for the nine months ended September 30, 1999 and 1998 was $15.6 million and $6.3 million, respectively, resulting in gross margins of 70% and 75%, respectively. This decrease in gross margin percentage is a result of shipments from the Company's new U.S. manufacturing facility which has higher unit costs because it is operating below capacity. Research and development expenses were $6.6 million for the first nine months of 1999, representing a decrease of $0.9 million or 12% over the comparable period in 1998. The decrease in research and development expenses is primarily related to process development costs associated with the Company's new U.S. manufacturing facility which were incurred during 1998. Selling, general and administrative expenses for the first nine months of 1999 were $13.3 million, representing an increase of $2.8 million or 27% over the first nine months of 1998. This increase is primarily due to increased staffing needed to support the scope of the Company's growing global activities.

Income Taxes

         The Company recorded federal and state tax provisions totaling $10.2 million and $0.5 million for the nine months ended September 30, 1999 and 1998, respectively. The consolidated effective tax rate for the first nine months of 1999 was 42% as compared to 10% for the first nine months of 1998. The consolidated effective tax rate of 10% in 1998 reflects the utilization of net operating loss carryforwards and the recognition of a $1.0 million benefit related to the recognition of certain net deferred tax assets. Excluding the benefit related to recognizing these net deferred tax assets, the effective rate for the nine months ended September 30, 1998 would have been approximately 29%. The Company expects its consolidated effective tax rate for 1999 to exceed the combined statutory federal and state rate due to the amount of certain non-deductible foreign losses.

         As of September 30, 1999 the Company had $2.8 million of net deferred U.S. tax assets included in other long term assets on its balance sheet, as it is more likely than not that the Company will realize the benefit of these assets. The Company has provided a full valuation allowance on certain foreign-related deferred tax assets due to their uncertainty of realization.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $27.7 million at September 30, 1999. Overall, the Company's cash position increased by $11.2 million during the nine months ended September 30, 1999.

         The Company's operations and capital growth over the past several years have been financed by up-front non-refundable license fees and milestone payments from corporate partners, the utilization of the Company's cash, the private placement of debt and equity securities and cash generated from product sales. Since January 1, 1996, the Company has received funding of $46.4 million from non-refundable license fee payments and $21.0 million from the private placement of equity and debt securities.

         For the nine months ended September 30, 1999 the Company had positive cash flows from operations of $23.9 million resulting principally from the receipt of two milestone payments totaling $13.0 million, from its operating income and from an increase in accrued expenses. During the nine months ended September 30, 1999, the Company invested $8.4 million in property, plant, and equipment, primarily associated with the construction of certain research and development laboratories. In June 1999, the Company exercised its option to acquire a 93,000 square foot building in New Jersey in which its U.S. manufacturing operations reside. The cost of such purchase was approximately $4.6 million. The Company no longer has a lease agreement for this facility and, therefore, the related capital lease obligation has been retired.

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

         The Company believes that all of its major computer systems are Year 2000 compliant. The Company utilized a program to assess its internal software and systems and bring them into Year 2000 compliance in order to minimize any significant detrimental effects on operations. The program focused on three main functional areas:

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Year 2000 (continued)

         iii) Material suppliers and marketing partners which address third parties that are critical to the Company's manufacturing process and distribution of product. The Company has identified critical providers of information, goods and services in order to assess their Year 2000 compliance/readiness. The Company has sent letters to all critical and regular suppliers and marketing partners. The Company has received approximately 78% of all critical responses. The Company cannot control the response time to its letters. A contingency plan has been developed and executed for those critical vendors that have not responded. The Company recognizes that to a certain degree it is relying on information provided by such third parties regarding their Year 2000 compliance readiness. While the Company has evaluated the information provided by these third parties, there can be no assurance that in all instances accurate information is being provided. Failure of these third parties' systems to be Year 2000 compliant could have a material adverse effect on the Company's financial position, results of operations and cash flows.

         The Company divided the project into four phases including awareness, assessment, validation, and implementation along the functional departments of the Company. The Company has completed all of the phases for all of the functional areas. Full implementation and compliance for all functional areas was completed by September 30, 1999.

         The Company utilized both internal and external resources to identify, correct/reprogram, and test its computer systems, equipment and software for Year 2000 compliance.

         The Company estimates that it spent approximately $0.3 million replacing, upgrading, or repairing systems or equipment. The aggregate additional costs of the Company's Year 2000 program cannot be known at this time due to the fact that a failure to properly correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the completion of its Year 2000 program, the possibility of significant interruptions of normal operations have been reduced.

         The Company has developed and adopted a contingency plan to address a situation in which Year 2000 problems do cause an interruption in normal business activities. The contingency plan has identified alternative suppliers for the Company's critical operating supplies. In addition, the contingency plan has quantified back-up supply levels that will be established by year end. The Company adopted the contingency plan effective September 30, 1999.

         There can be no assurance that unanticipated events will not occur or that the Company will be able to identify all Year 2000 issues before problems arise. Therefore, there can be no assurance that the Year 2000 issue will not a have a material adverse effect on the Company's financial position, results of operations and cash flows.

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



DATE:   November 15, 1999          BIOMATRIX, INC.



                                   By: /s/Endre A. Balazs
                                      -----------------------------------------
                                         Endre A. Balazs
                                         Chief Executive Officer and
                                         Chief Scientific Officer




                                   By: /s/Maxine Seifert
                                      -----------------------------------------
                                         Maxine Seifert
                                         Vice President, Finance and Chief
                                         Financial Officer