Form 10-K
period 1999-12-31
BIOMATRIX INC
filed 2000-03-30
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999       Commission file number 0-19373

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

                            Yes  __X__     No_______

         Indicate by check mark if disclosure of delinquent filers pursuant to Item-405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000, was approximately $533.8 million, based upon the last reported sales price of the registrant's Common Stock on the New York Stock Exchange.

         At March 1, 2000 there were 23,291,671 shares of the registrant's Common Stock outstanding.

                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the Meeting of Shareholders to be held during the second quarter of 2000 are incorporated by reference into
Part III of this report. Other documents incorporated by reference are listed in the Exhibit Index.

                                 BIOMATRIX, INC.

                         1999 ANNUAL REPORT - FORM 10-K

                                TABLE OF CONTENTS

Item No.                                                                                                      Page
Part I
      1.      Business..........................................................................................1
                Overview........................................................................................1
                Recent Developments.............................................................................2
                Therapeutics....................................................................................3
                Therapeutics In Development.....................................................................5
                Dermaesthetics (Skin Care Products).............................................................6
                Distribution Agreements.........................................................................7
                Manufacturing...................................................................................8
                Human Resources.................................................................................9
                Research and Development Expenditures...........................................................9
                Sales by Geographic Area and Significant Customer Data..........................................9
                Risk Factors....................................................................................9
      2.      Properties.......................................................................................12
      3.      Legal Proceedings................................................................................12
      4.      Submission of Matters to a Vote of Security Holders..............................................12
              Executive Officers...............................................................................13
Part II
      5.      Market for the Registrant's Common Equity and Related Shareholder Matters........................14
      6.      Selected Financial Data..........................................................................15
      7.      Management's Discussion and Analysis of Financial Condition and Results of
              Operations.......................................................................................16
      7a.     Quantitative and Qualitative Disclosures About Market Risk.......................................21
      8.      Financial Statements and Supplementary Data......................................................21
      9.      Changes In and Disagreements with Accountants on Accounting and Financial
              Disclosure.......................................................................................21
Part III
      10.     Directors and Executive Officers of the Registrant...............................................21
      11.     Executive Compensation...........................................................................21
      12.     Security Ownership of Certain Beneficial Owners and Management...................................21
      13.     Certain Relationships and Related Transactions...................................................22
Part IV
      14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................22


                                     PART I

Item 1.  Business

Overview

         Biomatrix, Inc., together with its subsidiaries in Canada, Europe and Asia, develops, manufactures, markets and sells a series of proprietary viscoelastic products called hylans that are used in therapeutic medical applications and skin care. Hylans are biological polymers that are chemically modified forms of the naturally occurring substance called hyaluronan, also known as hyaluronic acid or sodium hyaluronate. Hylans are the second generation of viscoelastics used in medicine. Their physical properties, such as elasticity, viscosity and pseudoplasticity, have properties that are significantly improved over those of hyaluronan, from which the first generation viscoelastics were made. The discovery of hylans has allowed Biomatrix to develop a range of patented products in the forms of fluids, gels and solids, all having superior viscoelastic properties.

         Biomatrix was founded in 1981. The majority of our research and development and manufacturing is conducted at our corporate headquarters in Ridgefield, New Jersey that was established in 1983. In 1998, we completed construction of a new manufacturing plant in Ridgefield, New Jersey and began manufacturing operations at that plant. In the fourth quarter of 1998, Biomatrix received ISO 9001/EN46001 certification of our quality control system for manufacturing viscoelastic medical therapeutics. This certification permits us to manufacture and ship our products from the New Jersey facility to the 19 countries of the European Economic Area and a number of countries in Latin America and Asia. During the first quarter of 1999, we received FDA approval to ship our product called Synvisc(R) within the United States from our New Jersey facility.

         A significant portion of our research and development, manufacturing, marketing and sales activities are conducted outside the United States through various wholly-owned subsidiaries. From 1987 through 1995, Biomatrix conducted research and development work in Europe through our wholly-owned subsidiary, Biomatrix Svenska AB, in Uppsala, Sweden. In 1991, we formed Biomatrix Medical Canada to manufacture and market various medical products in Canada. In 1997, we formed subsidiaries in the United Kingdom, Switzerland and Hong Kong to market and sell certain medical products in those regions. These subsidiaries are called Biomatrix U.K. Limited, Biomatrix Switzerland GmbH and Biomatrix Hong Kong Limited. In 1998, we established subsidiaries in France and Germany, Biomatrix France SARL and Biomatrix Germany GmbH, to assist in marketing various products in those countries. In 1999 we formed Biomatrix Belgium BVBA to market and sell various medical products in Belgium.

         We believe that Biomatrix is distinguished from other companies in the field by our association with Dr. Endre A. Balazs. Dr. Balazs is a co-founder and current Chief Executive Officer and Chief Scientific Officer of Biomatrix, and is also the author of numerous publications on the medical applications of hyaluronan-based viscoelastic products. Before co-founding Biomatrix, Dr. Balazs invented the use of hyaluronan in medicine and developed the first generation hyaluronan-based viscoelastics used in medicine worldwide. These products were based on a highly purified fraction of the unmodified, naturally occurring hyaluronan.

         Under Dr. Balazs' leadership, we have developed a new class of biopolymers called hylans. Hylans are polysaccharide molecules that are derived by a chemical modification of hyaluronan. Our hylan products are highly biocompatible like the naturally occurring hyaluronan, which allows hylans to be used in the body without causing allergic or foreign body reactions. We believe that products made of hylans are superior to the products made of first generation hyaluronan due to the enhanced physical or rheological properties, such as elasticity, viscosity and pseudoplasticity, and the prolonged residence time in tissues.

         Using its patented technology, Biomatrix has developed clear elastoviscous fluids, transparent viscoelastic semi-solid gels, solid particles, sheaths, tubes and other useful configurations. This broad spectrum of proprietary products is manufactured through several patented chemical modifications and cross-linking processes.

         Our business is to develop, manufacture, market and sell viscoelastics to be used as medical therapeutic devices. The medical use of viscoelastics during the past decades has created several new medical therapeutic modalities including:

         o Viscoaugmentation, the use of viscoelastic gels for tissue augmentation to provide (1) a scaffolding for tissue regeneration or
           (2) an inert elastic filler in applications such as augmentation of dermal tissue for the correction of facial wrinkles and depressed scars and the augmentation of the sphincter muscle in urinary incontinence.

         o Viscoprotection, the use of elastoviscous fluids and viscoelastic gels to shield and protect sensitive tissue surfaces, such as those of the eye, from dryness and noxious environmental conditions.

         o Viscoregulation, the use of the rheological properties of elastoviscous fluids and viscoelastic gels to regulate cell activity, such as the targeted delivery of drugs.

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

         Viscoelastic devices are ideally made from the body's own molecules that are found in the intercellular matrix, the highly organized structure that separates cells and integrates them into functional tissues. In medicine, viscoelastic products are used to supplement or replace various surgical procedures. The products are introduced to the intercellular matrix to augment, regulate and manipulate the healing and regenerative processes of the body, and to restore the equilibrium, known as homeostatis, of the intercellular matrix. Therefore, the use of viscoelastics for therapeutic purposes, such as engineering of the intercellular matrix, is called matrix engineering.

Recent Developments

         On March 6, 2000, Genzyme Corporation ("Genzyme"), a Massachusetts corporation, Seagull Merger Corporation, a Massachusetts corporation and wholly-owned subsidiary of Genzyme ("Merger Sub"), and Biomatrix entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the parties will effect a business combination through a merger of Biomatrix with and into Merger Sub (the "Merger"). In connection with the Merger, Genzyme will form a new division, the Genzyme Biosurgery division, and will create a new series of common stock designated as "GZBX division Common Stock," $0.01 par value per share ("GZBX Stock"), which will be issued to the holders of Biomatrix common stock, $.0001 par value per share ("Biomatrix Common Stock"), in the Merger. The currently proposed terms of the GZBX Stock are set forth as an exhibit to the Merger Agreement. In connection with the Merger, Genzyme's Tissue Repair Division and Surgical Products Division will become part of the Genzyme Biosurgery division and the Genzyme Tissue Repair Common Stock ("GTR Stock") series and Genzyme Surgical Products Common Stock ("GSP Stock") series will be exchanged for GZBX Stock (the "Genzyme Reorganization"). The transaction, which will be accounted for using the purchase method of accounting, is expected to close in the second quarter of 2000.

         Under the terms of the Merger Agreement, each outstanding share of Biomatrix Common Stock will be converted, at the option of the holder, into either (i) $37.00 in cash or (ii) one share of GZBX Stock (the "Merger Consideration"). Based on the cash election price and the number of shares of Biomatrix Common Stock outstanding, Biomatrix expects that the cash portion of the transaction will be approximately $245 million. Under the Merger Agreement, 28.38% of the shares of Biomatrix Common Stock outstanding at the effective time of the Merger will be exchanged for cash and the remaining 71.62% of the shares of Biomatrix Common Stock outstanding at the time of the Merger will be converted into shares of GZBX Stock at a conversion rate of one share of GZBX Stock for each share of Biomatrix Common Stock. However, the number of shares of GZBX Stock to be issued in the Merger is subject to an upward adjustment if the value of the GZBX Stock to be issued in the Merger on the effective date of the Merger is less than 45% of the total Merger Consideration in order to preserve the status of the Merger as a tax-free reorganization.

         Under the terms of the Merger Agreement, each outstanding share of GSP Stock will convert into 0.6060 shares of GZBX Stock and each share of GTR Stock will convert into 0.3352 shares of GZBX Stock. Based on the number of common shares outstanding for each entity at the signing date, the Genzyme Biosurgery division is expected to have approximately 35.2 million shares outstanding.

         Consummation of the Merger is subject to the adoption of the Agreement and Plan of Merger by the Biomatrix stockholders, the approval of the issuance of GZBX Stock in the Merger and the necessary amendments of Genzyme's charter by the Genzyme stockholders, including the approval of the exchange of GSP Stock for GZBX Stock by GSP stockholders and the exchange of GTR Stock for GZBX Stock by GTR stockholders, the receipt of regulatory approvals and certain other customary closing conditions.

         Certain officers of Biomatrix holding an aggregate of approximately 34% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, in connection with the Merger, Biomatrix has granted Genzyme an option to purchase 4.6 million shares of Biomatrix Common Stock under certain circumstances.

Therapeutics

         The following discussion addresses our medical therapeutic products, some of which, as noted below, are on the market in some countries; other products are in late stage development. See "Business-Government Regulation."

Synvisc(R)

         Synvisc(R) is an elastoviscous device made of patented hylan biopolymers. It is used to treat osteoarthritis of the knee to reduce pain and improve joint mobility. Synvisc treatment involves a series of injections into the affected joint. It supplements the elastoviscosity of the synovial fluid of the arthritic joint, and is regarded as a liquid prosthesis for the joint because it replaces the pathologically low elastoviscous fluid with a supplement of fluid with enhanced elastoviscous properties. This medical treatment modality is called viscosupplementation. Synvisc is administered over a fifteen-day period and involves a series of three injections into the arthritic joint.

         We have completed thirteen clinical studies for Synvisc involving approximately 1,726 patients. These studies were carried out and completed in the United States, Germany, the United Kingdom, Sweden and Canada. The results of these studies indicate that Synvisc is a safe and effective treatment for osteoarthritis of the knee.

         We received approval to market Synvisc to treat osteoarthritis of the knee joint in Canada in 1992 and in Sweden in 1995. In late 1995, we obtained the CE Mark for Synvisc, which permits us to market the product in the 19 countries of the European Economic Area. In March 1997, we received approval from the People's Republic of China to register Synvisc, allowing us to import and sell Synvisc as a medical device in every province in China. In August 1997, we received FDA approval to use Synvisc to treat osteoarthritis of the knee in the United States. Additionally, we received approvals in October 1997 and December 1997 to market Synvisc in Hong Kong and Israel. During 1998, we received approvals in the following countries to market Synvisc: Czech Republic, Malaysia, Brazil, Singapore, Chile, Argentina, Slovenia, Guatemala, Mexico, Thailand, Australia and Peru. During 1999, we received approval to market Synvisc in the following countries: Dominican Republic, Ecuador, El Salvador, Jamaica, Paraguay, Uruguay, Latvia, South Africa, Colombia, Estonia, Hungary, Jordan, New Zealand, Nicaragua, Panama, Russia, Slovak Republic, Trinidad, Tobago and Venezuela. During the first quarter of 2000, we received approval to market Synvisc in Turkey. As a result of these approvals, Synvisc is approved in fifty-seven of the eighty-five countries that are covered under marketing agreements.

         Biomatrix began marketing Synvisc in Canada with our own sales force in early 1993. In 1995, we signed a distribution agreement with Rhone-Poulenc Rorer Canada Inc. to share the marketing effort, and in September 1995 began marketing Synvisc jointly in Canada. In December 1999, we terminated the agreement with Rhone-Poulenc and now sell Synvisc directly to the Canadian market through our subsidiary Biomatrix Medical Canada. In June 1995, Roche AB, a subsidiary of F. Hoffmann-La Roche Ltd., began to sell Synvisc in Sweden and obtained the distribution rights for Synvisc in South Africa. In the first quarter of 1999, Biomatrix and Roche launched Synvisc in South Africa. In December 1996, we entered into an agreement with Boehringer Ingelheim France, S.A. to distribute

Synvisc in France. The product was officially launched in France in October 1997. In February 1997, we entered into an agreement with Wyeth-Ayerst Laboratories, a division of American Home Products, to distribute Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and various countries in the Middle East and Central Europe. Synvisc was launched in Germany, Austria and the United States in 1997, and in Spain, Portugal, and Greece in 1998. During 1999, Wyeth launched Synvisc in the Czech Republic. In April 1997, we entered into an agreement with Bayer AG to distribute Synvisc in Australia, Indonesia, Israel, Malaysia, New Zealand, Singapore, Taiwan and Thailand. Synvisc was launched in Israel during 1998 and in Malaysia, New Zealand, Singapore, Thailand, and Australia during 1999. In February 1998, we entered into an agreement with Novartis Pharma AG to distribute Synvisc in Latin America and the Caribbean. Synvisc was launched in Argentina, Brazil, Chile, Peru and Panama during 1998. During 1999, Novartis launched Synvisc in Mexico, Colombia, Venezuela and Guatemala. We are currently seeking and negotiating with potential marketing partners to distribute Synvisc in other European and Asian countries.

         During the fourth quarter of 1999, we announced that a clinical trial has commenced in which Synvisc will be evaluated for the treatment of osteoarthritis of the hip. An open label study is being conducted in France.

         During the first quarter of 2000, we announced that we filed an investigational device exemption application with the FDA for review and approval to initiate a pivotal clinical trial for Synvisc as a treatment for the pain and discomfort associated with temporomandibular joint disease (TMJ).

         Additional clinical studies evaluating Synvisc in other joints are planned for the future.

Hylaform(R)
         Hylaform(R) is a patented viscoelastic device made of hylan that is used for viscoaugmentation of dermal tissue to correct facial wrinkles and depressed scars by injection directly into the dermal tissue. In late 1995, we received the CE mark and were approved to market this product as a medical device in the 19 countries of the European Economic Area. In June 1996, we entered into an agreement with Inamed Corporation, formerly called Collagen Aesthetics, Inc., to distribute Hylaform in Europe, Canada, Japan, Australia and other select countries worldwide. Inamed began marketing Hylaform in various European countries in November 1996 and completed the launch of Hylaform throughout Europe during 1997. During 1997 we received approval to market Hylaform in Canada, Israel, and Chile. We received approval to market Hylaform in Argentina in 1998 and in Australia and China in 1999. In 1998, Inamed launched Hylaform in Canada and Israel. In 1995 and 1996, we filed a Pre-Market Approval application for Hylaform with the FDA, which we subsequently withdrew in December 1997. We have also entered into a distribution agreement with Inamed for Hylaform in the United States. Under this agreement, Inamed has the exclusive distribution rights to Hylaform in the United States, subject to an additional payment and FDA approval. The Company is in discussion with the FDA to start a new trial in the United States in order to obtain U.S. approval for Hylaform.

Gelvisc(R)Vet
         Gelvisc(R)Vet is an elastoviscous device made of hylan biopolymers. Biomatrix developed this product as a viscosupplementation device to treat traumatic arthritis and osteoarthritis in animals. In 1995 and 1996, we received approval to market this product in Sweden and France. Equinord has the right to sell GelviscVet itself in Sweden and through Boehringer Ingelheim in France.

Hylashield(R), Hylashield(R) Nite and i.com(TM)
         Hylashield(R), Hylashield(R)Nite and i.com(TM) are sterile, preservative-free, elastoviscous eye drops used to protect, lubricate and moisten the surface of the eye. They are used by patients who experience discomfort or pain associated with dryness, noxious environmental conditions and other common ocular symptoms including itching, burning and foreign body sensation. In Canada, Hylashield and Hylashield Nite have been marketed through I-MED Pharma Inc. since 1993. In 1999, i.com was launched in certain European countries by Medical Device Laboratories Europe (MDLE).

HsS(TM)
         HsS(TM) is a sterile, preservative-free, viscoelastic, clear corneal eye drop that is presented in a single-use container. HsS provides prolonged moisture control and protection to corneal surfaces during surgery. HsS reduces the need to frequently apply saline solution on the corneal surface, which allows for safer and more efficient surgery. We were approved to market the product in Canada, and we are currently planning its commercial launch.

Hylashield(R) CL
         Hylashield(R) CL is a sterile, preservative-free, elastoviscous shield applied to the surface of the eye for use with gas permeable rigid contact lenses to enhance comfort and contact lens duration of use. During the first quarter of 2000, we received Section 510(K) pre-market notification approval from the FDA for Hylashield CL.

HylaSine(TM)
         HylaSine(TM) is a viscoelastic proprietary hylan device used in viscoseparation to heal mucous membranes following various sinus surgeries. It is designed to prevent excessive scar formation and adhesions between mucous membranes which could cause occlusion (stenosis) of vital air passageways. During the first quarter of 2000, we received Section 510(K) pre-market notification approval from the FDA for HylaSine.

Therapeutics In Development

         The following discussion addresses our medical therapeutic products that are in development. Preclinical studies have been completed for these products, and some have been tested in exploratory clinical trials. None of these products have been submitted to regulatory agencies for marketing approval anywhere in the world. We analyze our therapeutics in development according to the following categories: anti-adhesion, ophthalmic and other.

         Anti-Adhesion

Hylagel(R)
         Hylagel(R) is a proprietary hylan product used in viscoseparation. The product is a resorbable, injectable treatment that inhibits scar formation in patients undergoing various types of lumbar surgical procedures. We have received approval for an Investigational Device Exemption we filed with the FDA for this product.

Hylafilm(R)
         Hylafilm(R) is a proprietary hylan product in the form of films and membranes to be used in viscoseparation. We have planned clinical trials to address the prevention of postsurgical adhesions after gynecological surgery, Hylafilm(R)GYN, and abdominal surgery, Hylafilm(R)ABD. We also intend to explore the use of Hylafilm in cardiac, neurological and orthopedic surgical procedures for preventing adhesions between tissue surfaces.

         Ophthalmic

Hylasol(TM)
         Hylasol(TM) is a proprietary elastoviscous hylan solution designed for various ophthalmic surgical indications, including contemporary surgical techniques associated with cataract removal and intraocular lens implantation.

Hylagel(R) Eye
         Hylagel(R)Eye is a proprietary viscoelastic hylan device. We developed this product as a viscosupplementation replacement of the vitreus in retinal detachment surgery. Based on the results of exploratory clinical trials, we are redesigning this product to meet newly emerged therapeutic needs.

         Other

Hylagel(R) VASC
         Hylagel(R) VASC is a proprietary viscoelastic hylan device for viscoregulation. It was developed to facilitate the delivery of blood coagulating agents and drugs to targeted sites in arteriovenous malformations and vascular tumors. We have completed exploratory human clinical trials on this product. The cost of these trials was partially supported by a grant from the Orphan Products Division of the FDA. We are planning to extend and continue these clinical trials.

Hylagel(R)URO
         Hylagel(R)URO is a proprietary hylan polymer device. It was developed to act as a long-lasting viscoelastic tissue implant for viscoaugmentation. Its primary use is to enhance the function of the urinary sphincter muscle by acting as a filler between weakened muscle tissue and the mucosa in cases of urinary incontinence. We received FDA approval to begin multicenter pilot clinical trials for HylagelURO. These pilot trials have been successfully completed and we are preparing pivotal studies to be carried out in U.S. and Europe.

Hylagel(R)VOC
         Hylagel(R)VOC is a proprietary hylan B product designed to be used in vocal cord augmentation. Clinical trials are in progress in Europe using this product in tissue augmentation after vocal cord dysfunction.

Hylarad(R)
         Hylarad(R) is a hylan-based cream for the relief of skin irritation after sunburn and similar skin inflammation. We are testing this product clinically.

Dermaesthetics (Skin Care Products)

         We have developed and manufacture viscoelastic products also known as specialty intermediates for the skin care industry. Our skin care intermediates are proprietary hyaluronan or hylan products, and their enhanced rheological properties, such as viscosity, elasticity and pseudoplasticity, make them superior to low molecular weight hyaluronan products. These highly elastoviscous formulations of hyaluronan and hylan are unique in their high water-binding, free radical-scavenging and space-filling properties.

         The following specialty intermediates are marketed directly by
Biomatrix:

Biomatrix(R)
         Biomatrix(R) is a patented, cosmetic-grade highly elastoviscous complex of hyaluronan, dermal lipids and proteins. Biomatrix(R) is used as a component in several cosmetic products introduced into the market in the early 1980s.

Hyladerm(R)
         Hyladerm(R) is a patented cosmetic-grade hylan polymer in the form of a highly elastoviscous solution. Its high molecular weight enables it to be used at relatively low concentrations in skin care formulations.

Hylasome(R)
         Hylasome(R) is a patented viscoelastic, cosmetic grade, water-insoluble hylan B gel of non-animal origin. This product, acting as a molecular sponge, is able to entrap various substances and to act as a vehicle for the controlled release of cosmetic ingredients.

Hylasome(R) LA-50
         Hylasome(R) LA-50 is a viscoelastic, cosmetic grade, water-insoluble hylan B gel of non-animal origin and lactic acid. This product delivers lactic acid slowly to the skin.

         The following specialty intermediates are marketed worldwide by Amerchol, a subsidiary of Union Carbide Corp:

Biocare(R) HA-24
         Biocare(R) HA-24 is a patented elastoviscous polymer complex, formed between Hyladerm(R) a polycation, that anchors hylan to skin and hair in a way that resists wash-off. This product augments hylan's moisturizing and smoothing benefits and enables hylan to last for a long period.

Biocare(R) HA-24-Bio
         Biocare(R) HA-24 Bio is a patented elastoviscous polymer complex similar to Biocare(R) HA-24 in all respects, but using hyaluronan of non-animal origin.

Biocare(R) BHA-10
         Biocare(R) BHA-10 is the first product available to the personal care industry that enhances the utility of a bacteria-derived hyaluronan product by greatly increasing its rheological properties. Biocare(R) BHA-10 is approximately ten-fold more elastoviscous and more substantive than the bacterial hyaluronan from which it is prepared.

Biocare(R) SA
         Biocare(R) SA is a patented elastoviscous combination of albumin, dextran sulfate and hylan. Biocare(R) SA is designed to create a light-reflecting layer that diminishes the appearance of surface imperfections.

Relief Line(TM)
         Relief Line(TM) consists of six different skin care formulations developed during 1999, containing as active ingredients hyaluronan and hylan polymers.

Distribution Agreements

         We have entered into distribution agreements with various marketing partners for our medical products. The distribution agreements generally provide that we manufacture and supply our products for a contractual percentage of the marketing partner's sales price, or a minimum price, whichever is greater. We have entered into the following agreements:

         Wyeth-Ayerst. In February 1997, we entered into two distribution agreements with Wyeth, a division of American Home Products. The agreements provide Wyeth with exclusive marketing rights to Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. In 1997, Biomatrix received non-refundable payments totaling $17.0 million. Biomatrix also received a milestone payment of $6.0 million during the first quarter of 1999 and a milestone payment of $7.0 million in the third quarter of 1999. Biomatrix could receive additional payments in the future if sales reach certain levels. Additionally, Wyeth reimburses Biomatrix, up to a fixed amount and for a certain period of time, for our costs of maintaining a team of area business consultants to assist in selling Synvisc in Europe and the United States. During 1997, Wyeth launched Synvisc in the United States, Germany and Austria. During 1998, Wyeth launched Synvisc in Spain, Portugal and Greece. During 1999, Wyeth launched Synvisc in the Czech Republic. We are currently in discussion with Wyeth concerning its marketing rights for Synvisc in certain foreign countries.

         Bayer AG. In April 1997, we entered into a distribution agreement with Bayer. The agreement provides Bayer with exclusive marketing rights to Synvisc in Australia, Indonesia, Israel, Malaysia, New Zealand, Singapore, Taiwan and Thailand. In return, we received an up-front non-refundable payment of $3.0 million and could receive a milestone payment of $2.0 million upon certain approvals or if sales reach a certain level. Additionally, Bayer will reimburse Biomatrix, up to a fixed amount and for a certain period of time, for our costs of maintaining a team of area business consultants to assist in selling Synvisc in various countries under the agreement. Bayer launched Synvisc in Israel during 1998 and in Australia, New Zealand, Singapore, Thailand and Malaysia in 1999.

         Novartis Pharma AG. In February 1998, we entered into a distribution agreement with Novartis. The agreement provides Novartis with the exclusive marketing rights to Synvisc in Latin America and the Caribbean. In return, we received an up-front non-refundable payment of $1.5 million and received an additional non-refundable $1.6 million in the third quarter of 1999. Additionally, Novartis will reimburse Biomatrix for our costs of maintaining several area business consultants to assist in selling Synvisc in various countries. During 1998, Novartis launched Synvisc in Argentina, Brazil, Chile, Peru and Panama. During 1999, Novartis launched Synvisc in Mexico, Colombia, Venezuela and Guatemala.

         F. Hoffmann-La Roche Ltd. In 1995, pursuant to the amendment of previous distribution agreements with Syntex, Roche maintained exclusive marketing rights to Synvisc in Sweden and South Africa. Roche began selling Synvisc in Sweden in June 1995 and launched Synvisc in South Africa in 1999. We are currently in discussions with Roche concerning its marketing rights in Sweden beyond 2000.

         Rhone-Poulenc Rorer Canada Inc. In September 1995, Biomatrix, through Biomatrix Medical Canada, entered into a distribution agreement with Rhone-Poulenc. The agreement provided Rhone-Poulenc with exclusive marketing rights for Synvisc in Canada. In return, we received an up-front non-refundable payment of $3.5 million. Rhone-Poulenc began selling Synvisc in Canada in November 1995. We terminated the agreement with Rhone-Poulenc on December 31, 1999. Biomatrix now sells Synvisc directly to the Canadian market through Biomatrix Medical Canada.

         Inamed Corporation, formerly Collagen Aesthetics, Inc. In June 1996, we entered into a distribution agreement with Inamed. The agreement provides Inamed with exclusive marketing rights for Hylaform in Europe, Canada, Japan, Australia and other select countries. In return, we received an up-front, non-refundable payment of $5.0 million and are entitled to receive a royalty based upon sales of Inamed's dermal augmentation products, as well as an additional royalty based on the growth of Inamed's total dermal augmentation business. We have also entered into a distribution agreement with Inamed for Hylaform in the United States. Under the latter agreement, Inamed has exclusive distribution rights for Hylaform in the United States subject to an additional payment and FDA approval. Inamed began selling Hylaform in various European countries in November 1996 and successfully completed the launch in every country of the European Economic Area during 1997. In addition, Inamed launched Hylaform in Canada and Israel during 1998.

         Boehringer Ingelheim France, S.A. In December 1996, we entered into a distribution agreement with Boehringer Ingelheim. The agreement provides Boehringer Ingelheim with exclusive marketing rights for Synvisc in France. In return, we received an up-front non-refundable payment of $1.0 million and could receive milestone payments if sales reach certain levels. Additionally, Boehringer Ingelheim reimburses Biomatrix, up to a fixed amount and for a certain period of time, for our costs of maintaining a team of area business consultants to assist in selling Synvisc in France. Boehringer Ingelheim began selling Synvisc in France during 1997.

         Protesekompagniet A/S. In June 1999, we entered into a distribution agreement with Protesekompagniet A/S to market Synvisc in Denmark.

         OY Baltrade Consulting Ltd. In September 1999, we entered into a distribution agreement with OY Baltrade to market Synvisc in Finland and Russia.

         RX Medical BV. In May 1999, we entered into a distribution agreement with RX Medical BV to market Synvisc in the Netherlands, Netherlands Antilles, and Aruba.

         Ortomedic AS. In May 1999, we entered into a distribution agreement with Ortomedic AS to market Synvisc in Norway.

         I-MED Pharma Inc. In October 1995, we entered into a distribution agreement in Canada with I-MED for three ophthalmic viscoprotection products.

         Farmila Farmaceutici Milano S.r.1. In December 1995, we entered into a distribution agreement in Italy with Farmila for two ophthalmic viscoprotection products. We received a non-refundable up-front payment and will manufacture and supply the two products for an agreed-upon percentage of Farmila's sales price. We also licensed to Farmila the formulations for four of our six Relief Line(TM) products with distribution rights for Italy, France and Spain.

         Medical Device Laboratories Europe GmbH (MDLE). In April 1999, we entered into a non-exclusive distribution agreement with MDLE for i.com(TM). MDLE will sell i.com(TM) worldwide except in North America and Japan.

         Equinord KB. We have entered into a distribution agreement with Equinord for the distribution of Gelvisc(R)Vet in the veterinary market in Sweden and France. Under the agreement, Equinord obtained the necessary regulatory approvals and will advertise and promote the product in these countries. Equinord has the right to sell GelviscVet itself in Sweden and through Boehringer Ingelheim in France.

         Euroderm S.R.L. During 1999, we entered into a licensing and supply agreement with Euroderm to distribute certain dermaesthetic products in Europe.


Manufacturing

         In 1991, Biomatrix Medical Canada acquired a manufacturing facility in Canada. It began to manufacture medical devices made from hylan biopolymers in the second half of 1992. During 1993, the Canadian facility was certified by the Health Protection Branch of the Canadian Ministry of Health as meeting good manufacturing practices for the manufacture of small volume injectable products. The facility also qualified as meeting good manufacturing practices by the FDA and also received an ISO 9001/EN46001 certification. During 1997 and 1998, we increased the production capacity of the Canadian facility.

         In 1998, we completed construction of our New Jersey manufacturing facility and began production of various products. We received an ISO 9001/EN46001 certification of our quality system for manufacturing viscoelastic medical therapeutics in the fourth quarter of 1998. This certification permits Biomatrix to manufacture and ship our products from the New Jersey facility to the 19 countries of the European Economic Area and a number of countries in Latin America and Asia. During the first quarter of 1999, we received FDA approval to ship Synvisc within the United States from our New Jersey facility.

Human Resources

         As of December 31, 1999, Biomatrix and our subsidiaries employed 384 full-time and 4 part-time employees. Of these employees, 24 hold doctoral degrees (M.D., Ph.D.), 51 hold other advanced degrees and 150 hold bachelor's degrees. 47 of our full-time employees are engaged in research and development, 199 are engaged in manufacturing, quality control and quality assurance, and 138 are engaged in sales, marketing, finance and administration. We consider our employee relations to be good.

Research and Development Expenditures

         For the years ended December 31, 1999, 1998 and 1997, we expended $9.1 million, $10.3 million and $5.9 million, respectively, on research and development relating primarily to new product development, development of our manufacturing process, preclinical and clinical studies and regulatory expenses in the United States and abroad. The decrease in 1999 research and development expenditures is primarily related to one-time process development costs incurred during 1998 that were associated with our new U.S. manufacturing facility.

Sales by Geographic Area and Significant Customer Data

         The information required is incorporated herein by reference to the footnotes to our consolidated financial statements.


Risk Factors

         Investing in Biomatrix Securities involves risks. You should not purchase Biomatrix Securities unless you can bear a loss of your investment. You should carefully consider the following factors, in addition to the other information in this prospectus.

The effect of government regulation of our products and facilities could cause significant delays and increased costs

         The FDA and foreign regulatory agencies regulate the commercial distribution of our medical products. The regulatory process can delay marketing new products for long periods and can add substantial costs. In addition, changes in governmental rules and regulations could affect us in ways we cannot predict. Changes in regulation could affect products already approved for marketing, products that have not yet been approved, or the approval process itself. Regulatory delays and costs could significantly lower our profitability.

         The regulatory approval process is costly, complex, and time-consuming, and it is possible that approvals could be delayed or never granted. The FDA classifies medical products as either medical devices or drugs/biologicals. Currently, the FDA and most foreign regulatory agencies consider most of our medical products to be medical devices. Some of our products are currently being reviewed for approval by various regulatory agencies.

         The FDA and foreign regulatory agencies also inspect our manufacturing facilities both before and after giving their approval to market a product. Additionally, if a material change is made to the manufacturing process, equipment, or location after receiving approval for marketing from regulatory agencies, additional regulatory review may be necessary. The expenses and delays that can surround the regulatory review process for manufacturing facilities could significantly lower our profitability.

Changes in reimbursement policies could significantly reduce our ability to sell our products

         The availability of reimbursement by Medicare, Medicaid, private health insurers, and other organizations may affect sales of our products. Limitations on reimbursement may negatively impact sales of our medical products. In the United States, the Health Care Finance Administration, also known as HCFA, and many private health insurance organizations currently provide reimbursement for Synvisc. Synvisc is currently reimbursed by all of the Medicare regional insurance carriers. Synvisc is also on the list of government-reimbursable products in Sweden and the United Kingdom. Currently, Synvisc has not been approved for reimbursement by the Canadian provincial governments; however, several Canadian private insurance companies do provide reimbursement for Synvisc. In addition, we are currently discussing reimbursement for Synvisc with European government agencies. We do not expect insurance companies to pay for Hylaform, another of our products. Changes in reimbursement policies could significantly reduce our ability to sell our products.

If we cannot maintain or replace our marketing partners, there may be short-term disruptions in sales associated with restructuring our distribution arrangements

         We have entered into many distribution agreements for marketing and distributing some of our products, including Synvisc and Hylaform. As a result, we are dependent on our marketing partners for sales of our product in countries in which we have marketing and distribution agreements. It is possible that we will not be able to maintain or replace these marketing partners. If this happens, there may be short-term disruptions in sales associated with restructuring our distribution arrangements.

If we are unable to protect our intellectual property and proprietary rights, we could lose our technological advantage

         In order to protect our core hylan technology, we have obtained patents on our technologies and on our products in key countries. We currently have 22 issued or allowed patents and 1 patent pending in the United States, and 88 issued or allowed patents and over 68 patents pending in foreign countries. We cannot be sure that any patents pending or patent applications we may file in the future will result in issued patents. Any patents we have now, or that may be issued in the future, trade secrets or know-how may not be enough to protect our business against competitors with similar technologies or processes. Others might still infringe upon or design around our issued patents. In addition, others might develop proprietary technologies or processes on their own which are the same as or substantially equivalent to ours. It could be very expensive if we have to defend against patent infringement suits brought against us or if we choose to sue others to protect our patents against infringement.

         In addition to patent protection, we rely on trade secrets, proprietary know-how and continuing technological developments. We generally try to protect this information by entering into confidentiality agreements with our business partners, employees and consultants. Certain people might break the promises they make in these agreements. If they do, we may not be able to remedy the damage they cause to our business. Even if everyone honors these agreements, our competitors might still discover our trade secrets on their own.

Our market share could decrease if other products become more accepted by doctors and health insurance companies

         Our industry is driven by technological innovation. Although we believe our patents on hylans make it more difficult for others to develop and sell products made from similar substances, a number of our potential competitors are trying to develop substances that could perform as well or better than ours. Other substances or technologies may be, now or in the future, the basis of competitive products that could render our technology obsolete or non-competitive. If this happens, our sales could be reduced significantly.

         We believe that our superior technology and our longstanding know-how and experience give us our primary advantages over our competitors. Competition for our product, Synvisc, consists primarily of products based on earlier technology. These products include, in the United States, the FDA-approved Hyalgan(R), produced by Fidia S.p.A. and marketed in the United States by OrthoLogic Corp. Another product based on earlier technology is Orthovisc(R), which failed in 1998 to receive approval from the FDA for marketing in the United States but is marketed in Canada and in certain other countries. Orthovisc is produced by Anika Therapeutics, Inc. and marketed by Zimmer, Inc. In Europe, the primary competitive products are Hyalgan and Artz(R), a Japanese product. To the best of our knowledge, there are no other viscosupplementation products on the market, or in development, which, like Synvisc, have the physical properties of viscosity, elasticity or molecular weight that are comparable to the physical properties of healthy, young synovial fluid.

         Our ability to compete depends primarily upon product acceptance by doctors and other customers and whether or not health insurance will pay for treatment with our products, as opposed to those of our competitors. If other products become more accepted by doctors, other customers and health insurance companies, our sales could be significantly reduced.

Changes in our manufacturing capabilities could significantly reduce our ability to deliver our products

         Biomatrix faces manufacturing risks. Our manufacturing process is highly complex and is regulated by the government. It is possible that we will have problems maintaining or expanding our facilities in the future. These problems could cause delays in production or delivery delays. Any significant disruption in our manufacturing operations could significantly hurt our business, results of operations, and financial condition.

Our recent expansion might not bring the increased profitability we expect

         Over the past two years, we more than doubled the number of employees. Also, we now operate and have employees in twelve countries. This expansion requires that we spend a significant amount of money to support what we hope will be increased demand for our products. This strategy involves risks, which include supporting higher levels of operating expenses, attracting and retaining employees, and dealing with other management difficulties that arise from rapid growth.

A loss of key personnel could impede our ability to efficiently implement our business plans

         Our future success is highly dependent on the members of our management and scientific staff because of the highly specialized and technical nature of our business. The experience of our key employees with our products and processes makes them difficult to replace, and the loss of one or more of our key employees could impede our ability to efficiently implement our business plans. We do not maintain any key person life insurance policies with respect to any of our employees. We have entered into employment agreements with Dr. Endre
A. Balazs, our Chief Executive Officer and Chief Scientific Officer and Rory B. Riggs, our President. These agreements restrict Dr. Balazs and Mr. Riggs from engaging in certain activities that are competitive with Biomatrix. We have entered into similar agreements with most but not all of our employees.

Product liability claims could significantly harm our financial condition and our reputation

         Producing and selling health-care products can lead to allegations of product liability, and it is possible that product liability claims could be brought against us. Although we carry product liability insurance in an amount that we consider sufficient, we cannot be sure that the amount of coverage that we currently hold, or will hold in the future, will be adequate. If our insurance coverage is not sufficient, we may not be able to satisfy liability claims out of our other assets. If we attempt to obtain additional insurance in the future, we may not be able to do so on acceptable terms or at an acceptable cost, and any additional insurance we do obtain may not provide adequate coverage against asserted claims. Additionally, allegations of product liability, whether or not proven, could interfere with our ability to sell our products and thereby reduce our revenues.

Our stock price has been volatile in the past and its price may drop precipitously in the future and our stock price may be affected by the stock prices of Genzyme Surgical Products and Genzyme Tissue Repair

         The market price of our common stock, like that of the securities of many other biomedical and medical device companies, has fluctuated over a wide range, and the market price of the shares of our common stock or other securities could be highly volatile in the future. The price of our common stock as reported by the New York Stock Exchange has ranged from a high of $45.00 to a low of $18.13 in the 52 weeks ended December 31, 1999. Factors including, but not limited to, fluctuation in our operating results or our failure to meet the expectations of the investment community, our ability to manufacture our products, demand for our products, announcements of technological innovations or new commercial products by us or our competitors, governmental regulation, changes in insurance reimbursement policies, developments or disputes concerning patent or other proprietary rights, public concern as to the safety of devices or other products developed by us or our competitors, and general market conditions may from time to time have a significant effect on the market price of our common stock or other securities.

         In addition, as a result of our agreement to merge with Genzyme, the price of our stock is expected to trade at prices that correlate to the value of the consideration our stockholders will receive in the merger, which is part cash and part stock in Genzyme's newly created tracking stock. The merger is subject to various shareholder approvals of both companies. If the merger is not approved and does not close it may have a negative impact on our stock price.

Fluctuating operating results could cause decreased revenues

         We have planned our operating expenses on the assumption that revenues from sales will continue to grow. If these revenues do not grow as we have projected, our operating results for a particular period may be lower than expected. A revenue shortfall could result from a number of factors, including but not limited to those described in this Form 10-K, lower than expected demand for our products; fewer purchases of our products by our distribution partners; inability to collect from those who owe us money, goods, or services; manufacturing interruptions; and overall economic conditions.

Item 2. Properties

         Our executive, administrative and research and development facilities are located in Ridgefield, New Jersey in leased premises of approximately 66,000 square feet. During 1999, we purchased the 93,000 square foot facility in Ridgefield, NJ which houses our U.S. manufacturing facility and some of our laboratories and offices. Biomatrix Medical Canada owns a 28,000 square foot manufacturing facility in Pointe-Claire, Quebec, Canada. Biomatrix's other subsidiaries also lease small administrative offices in their respective countries.

Item 3. Legal Proceedings

         In August 1990, we received a notice filed by the Pennsylvania Department of Environmental Protection that we could be one of approximately 1,000 potentially responsible parties that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania. During the late 1980s, we used a licensed waste disposal transport company to ship industrial solvents to that site, which was operating as a recycling facility at the time. The Department of Environmental Protection reviewed hazardous waste found at the site, as well as their own records, to identify additional participants and to quantify each participant's contribution. Biomatrix is a member of a steering committee that consists of many participants. As of December 31, 1997, we had a reserve of $0.7 million related to this matter. During the fourth quarter of 1998, the Department of Environmental Protection selected a final clean-up remedy, and Biomatrix settled out of the matter with a buy-out proposal prepared by the steering committee and reversed the reserve associated with this matter. Therefore, on December 31, 1999 and 1998 Biomatrix no longer had a reserve for any potential litigation regarding this matter.

         In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform resulted from his consultancy and seeks a royalty on our past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. We disagree with Jarcho's claims and do not believe that we owe Jarcho any royalties as a result of Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which we opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for May 2000. We have been defending this matter vigorously. In accordance with our policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. We have not made any provisions for any liability that might result from the claims made by Jarcho.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the last quarter of its fiscal year ended December 31, 1999 we did not submit any matters to be voted on by our shareholders.

Executive Officers

      Our Executive Officers have furnished the following information about their background and positions:

         Name                                    Age              Position(s) with Biomatrix
         ----                                    ---              --------------------------
Endre A. Balazs, M.D.   .........................80     Chief Executive Officer and Chief Scientific Officer; Director
Rory B. Riggs....................................46     President; Director
Janet L. Denlinger, Ph.D. .......................54     Executive Vice President; Director
Wesley M. Domareki...............................50     President, ORLO Division
Beatrice Morales.................................50     Vice President, Quality Assurance and Quality Control
Richard S. Romasz, Ph.D..........................50     Vice President, Clinical Affairs
Maxine Seifert...................................46     Vice President, Finance and Chief Financial Officer
Donald E. Woodhouse..............................53     Vice President, Manufacturing

         Endre A. Balazs, M.D., Chief Executive Officer, Chief Scientific Officer and Director. Dr. Balazs is a co-founder of Biomatrix. He became Chief Executive Officer and Chief Scientific Officer of Biomatrix in February 1987, having served as President from Biomatrix's inception until that time. He has also served as a director from the inception of Biomatrix to the present. He is the Malcolm P. Aldrich Research Professor Emeritus at the College of Physicians and Surgeons, Columbia University. Before joining Columbia in 1975, he taught at Harvard Medical School for 25 years. During the same time he was also co-founder, research director and president of The Retina Foundation and the Boston Biomedical Research Institute. From 1968 to 1978, Dr. Balazs was president and owner of Biotrics, Inc., which developed and manufactured the first hyaluronan therapeutic products used in medicine. He is the author of more than 300 scientific articles and patents. Dr. Balazs received an M.D. degree from the University of Budapest, Hungary. He is married to Dr. Denlinger.

         Rory B. Riggs, President and Director. Mr. Riggs was elected President of Biomatrix on April 1, 1996 and served as the acting Chief Financial Officer from September 1996 to January 1998. He has been a Director of Biomatrix since October 1990. Since 1991, he has been affiliated with ITIM Corp. and Pharmaceutical Partners LLC, investment advisory and venture capital firms specializing in pharmaceutical and biotechnology investments. From 1991 to 1994, he was President and Chief Executive Officer of RF&P Corporation, a company wholly owned by the Virginia Retirement System. Until 1990, Mr. Riggs was a Managing Director in the Mergers and Acquisitions Department at PaineWebber Incorporated, where he was employed for more than nine years. He is a graduate of Middlebury College and Columbia University's Graduate School of Business. Mr. Riggs is a member of the Board of Directors of Spartan, Inc. and FibroGen, Inc.

         Janet L. Denlinger, Ph.D., Executive Vice President and Director. Dr. Denlinger is a co-founder of Biomatrix. She has been Executive Vice President of Biomatrix since 1989 and a Vice President and Director of Biomatrix since its inception. She was Dr. Balazs' research associate for 20 years at the Boston Biomedical Research Institute and then at the Department of Ophthalmology, College of Physicians and Surgeons, Columbia University. She has authored numerous publications in physiology, biochemistry and biological activity and metabolism of hyaluronan. Dr. Denlinger received a Ph.D. degree in biochemistry from the University of Lille, France. She is married to Dr. Balazs.

         Wesley M. Domareki, President, ORLO Division. Mr. Domareki joined Biomatrix in January 1991 as Vice President, International Marketing and Business Development. In 1994, he was appointed President of Biomatrix's Otorhinolaryngology and Ophthalmology Division. Before joining Biomatrix, Mr. Domareki was employed by Pharmacia Inc. for 17 years. By 1989, as Vice President, International Marketing and Business Development for Pharmacia Ophthalmics, he had been involved in the successful commercialization and marketing of Healon(R)in the United States, Japan, Australia and various European countries. Mr. Domareki received a B.S. degree in business administration from Villanova University and holds an M.B.A. degree in pharmaceutical marketing and economics from Fairleigh Dickinson University.

         Beatrice Morales, Vice President, Quality Assurance and Quality Control. Ms. Morales joined Biomatrix in 1981 as Assistant Scientist, and became Director of Quality Control and Quality Assurance in 1986. In 1991, she was promoted to her present position. Before joining Biomatrix, Ms. Morales served on Dr. Balazs' research staff at the Department of Ophthalmology of Columbia University. Ms. Morales received a B.S. degree in Biology from the City College of New York.

         Richard S. Romasz, Ph.D., Vice President, Clinical Affairs. Dr. Romasz joined Biomatrix in November 1995 as Vice President, Clinical Affairs. Prior to joining Biomatrix, Dr. Romasz was employed for over 19 years with Pharmacia Inc. in its Clinical Research Department. His last position was as Vice President-Clinical Research, Pharmacia Inc., Ophthalmics. Dr. Romasz was intensely involved with the clinical trials and regulatory proceedings related to Healon(R)and Hylartin V(R)in the United States, the first hyaluronan products ever marketed worldwide. Healon and Hylartin were developed by Dr. Balazs and were licensed to Pharmacia in 1972. Dr. Romasz received a Ph.D. in nutrition from Rutgers University.

         Maxine Seifert, Vice President, Finance and Chief Financial Officer. Ms. Seifert joined Biomatrix in January 1998. Before joining Biomatrix, Ms. Seifert was employed for over thirteen years with Colgate-Palmolive Company in a variety of senior financial positions, most recently as Vice President, Financial Business Development. Her prior experiences include positions with Deloitte & Touche, a public accounting firm. Ms. Seifert received a B.S.B.A. in Accounting from Georgetown University and holds an MBA from the Harvard University Graduate School of Business Administration.

         Donald E. Woodhouse, Vice President, Manufacturing. Mr. Woodhouse joined Biomatrix in May 1991. Before joining Biomatrix, Mr. Woodhouse was employed for seven years with Sterling Drug, Inc. in a variety of manufacturing and engineering positions, most recently as Director of Pharmaceutical Engineering. His prior experience includes positions with Bausch & Lomb, American Hospital Supply (Critical Care Division) and Merck, Sharp & Dohme in manufacturing, engineering and general management over a 15-year period. Mr. Woodhouse received a B.S. degree in biology from Hampden-Sydney College and has completed graduate business courses at Temple University.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

Market Information

         On July 23, 1998 Biomatrix's common stock began trading on the New York Stock Exchange under the symbol "BXM." Biomatrix's common stock had previously been traded in the Nasdaq National Market under the symbol "BIOX." The following table sets forth the range of high and low last sale prices per share for Biomatrix's common stock on the New York Stock Exchange and Nasdaq National Market for 1999 and 1998. The prices stated below are reflective of Biomatrix's two-for-one stock split that was in the form of a 100% stock dividend issued to shareholders on April 26, 1999.

       Year Ended December 31, 1999                             High       Low
       ----------------------------                            ------     ------
       Fourth Quarter........................................  $27.00     $18.13
       Third Quarter.........................................   29.25      18.75
       Second Quarter........................................   45.00      20.25
       First Quarter.........................................   30.86      22.81

       Year Ended December 31, 1998                             High       Low
       ----------------------------                            ------     ------
       Fourth Quarter........................................  $29.13     $12.50
       Third Quarter.........................................   28.78      18.63
       Second Quarter........................................   20.50      14.57
       First Quarter.........................................   17.35      14.00

Holders

         As of March 1, 2000, there were approximately 350 shareholders of record. This does not reflect beneficial shareholders who hold their stock in nominee or "street" name through various brokerage firms.

Dividends

         Biomatrix has not paid any cash dividends on the Common Stock to date and does not anticipate any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

         The following is a summary of Biomatrix's selected historical financial data. The data for each of the three years in the period ended December 31, 1999 have been derived from and should be read in conjunction with our audited consolidated financial statements, included in Item 8 of this Report.

                                                              (in millions, except share and per share data)
                                                                          Years Ended December 31,
                                                -----------------------------------------------------------------------
                                                     1999            1998           1997           1996         1995
                                                     ----            ----           ----           ----         ----
Consolidated Operating Data:
Net Sales...................................        $72.0           $37.8          $11.7           $5.0          $3.6
Income from license fees, royalties,
  research contracts and grants.............          7.7             9.8           20.8           10.6           7.5
                                                      ---             ---           ----           ----         -----
Total Revenues .............................         79.7            47.6           32.5           15.6          11.1
Costs and Expenses:
  Cost of Goods Sold........................         21.1             9.1            3.6            2.6           1.9
  Research and Development..................          9.1            10.3            5.9            5.5           5.1
  Selling, General and Administrative.......         18.5            14.5            7.8            5.3           5.0
                                                     ----            ----            ---           ----         -----
Total Costs and Expenses....................         48.7            33.9           17.3           13.4          12.0
                                                     ----            ----           ----           ----         -----
Income (Loss) from Operations...............         31.0            13.7           15.2            2.2          (0.9)
Other Income, net...........................          0.0             0.4            1.1            0.7           0.7
Provision for Income Taxes..................        (12.4)           (2.0)          (0.6)          (0.1)            -
                                                    -----           -----          -----           ----         -----
Net Income (Loss)...........................        $18.6           $12.1          $15.7           $2.8         ($0.2)
                                                    =====           =====          =====           ====         =====

Net Income (Loss) per Share - Basic.........        $0.81           $0.54          $0.72          $0.14        ($0.01)
Net Income (Loss) per Share - Diluted.......        $0.76           $0.51          $0.69          $0.13        ($0.01)

Shares used in computing
  Net Income (Loss) per Share:
  Basic.....................................   22,959,394      22,450,398     21,789,538     20,868,460    19,753,174
                                               ==========      ==========     ==========     ==========    ==========
  Diluted...................................   24,349,952      23,703,758     22,654,412     21,790,052   19,753,174
                                               ==========      ==========     ==========     ==========   ==========

                                                                             (in millions)
                                                                        Years Ended December 31,
                                                    ----------------------------------------------------------------
                                                     1999            1998           1997         1996           1995
                                                     ----            ----           ----         ----           ----
Consolidated Balance Sheet Data:
   Working Capital..........................        $46.9           $27.0          $21.9          $13.8         $10.1
   Total Assets.............................         99.0            83.3           43.9           26.0          17.4
   Long-Term Debt and Capital Lease
     Obligations (Excluding Current Portion)         11.9            17.6            5.6            5.8           0.7
   Total Shareholders' Equity..............          77.2            51.4           34.3           17.7          14.1


         The following is a table setting forth quarterly financial data for Biomatrix's two most recent fiscal years:

                                                                      (in millions, except per share data)
                                                                             For the Quarter Ended,
                                                -------------------------------------------------------------------
                                                 Q499     Q399     Q299    Q199    Q498     Q398     Q298     Q198
                                                 ----     ----     ----    ----    ----     ----     ----     ----
Net Sales...................................    $19.3    $18.1    $18.1   $16.5    $12.6    $11.4     $9.2    $4.6
Income from license fees, royalties,
  and research contracts....................      0.3      0.2      7.1     0.1      6.2      0.2      0.5     2.9
                                                  ---      ---      ---     ---      ---      ---      ---     ---
Total Revenues .............................     19.6     18.3     25.2    16.6     18.8     11.6      9.7     7.5
Costs and Expenses:
  Cost of Goods Sold........................      5.5      5.5      5.2     4.9      2.7      2.7      2.2     1.5
  Research and Development..................      2.5      2.4      2.0     2.2      2.9      2.7      2.5     2.2
  Selling, General and Administrative.......      5.2      4.8      4.6     3.9      4.0      4.1      3.5     2.9
                                                  ---      ---      ---     ---      ---      ---      ---     ---
Total Costs and Expenses....................     13.2     12.7     11.8    11.0      9.6      9.5      8.2     6.6

Income from Operations......................      6.4      5.6     13.4     5.6      9.2      2.1      1.5     0.9
Other Income (Expense)......................      0.1      0.2     (0.2)   (0.1)    (0.3)     0.3      0.1     0.3
(Provision for) Benefit From Income Taxes...     (2.2)    (2.5)    (5.5)   (2.2)    (1.5)     0.4     (0.5)   (0.4)
                                                 -----   ------    -----   -----    -----     ---     -----   -----

Net Income..................................     $4.3     $3.3     $7.7    $3.3     $7.4     $2.8     $1.1    $0.8
                                                 ====     ====     ====    ====     ====     ====     ====    ====

Net Income per Share - Basic................    $0.18    $0.14    $0.34   $0.14    $0.33    $0.12    $0.05   $0.04
Net Income per Share - Diluted..............    $0.18    $0.14    $0.31   $0.13    $0.31    $0.11    $0.05   $0.03

         The sum of the earnings per share for the four quarters in 1999 does not equal the total for the year due to the greater dilution in the second quarter calculation from the effect of the convertible debt using the if-converted method. The convertible debt was anti-dilutive for the first quarter, third quarter, fourth quarter and the year and therefore was not included in those calculations. The sum of the earnings per share for the four quarters in 1998 does not equal the total for the year due to the greater dilution in the fourth quarter calculation from the effect of the convertible debt using the if-converted method. The convertible debt was anti-dilutive for the second quarter, third quarter and the year and therefore was not included in those calculations. In addition, the sum of the earnings per share for the four quarters in 1999 and 1998 does not equal the total for each year due to the change in the weighted average number of shares from quarter to quarter and the change in the dilutive effect of stock options included in the calculations for each reporting period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
         We have been principally engaged in the research and development, manufacturing and commercialization of proprietary viscoelastic biological polymers, called hylans, for use in therapeutic medical applications and skin care. During the past five years, a significant source of our revenue has been from certain up-front payments relating to corporate license and distribution agreements.

         Our business is subject to significant risks. Forward-looking comments included in this discussion and throughout this report are subject to and should be read in conjunction with the "Risk Factors" section of this Form 10-K. A portion of our future revenues may be based on payments from corporate license and distribution agreements. Our total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful. As of December 31, 1999, Biomatrix's retained earnings were $10.9 million, as compared to an accumulated deficit of $7.7 million as of December 31, 1998.

  Results of Operations For the Years Ended December 31, 1999 and 1998

         Revenues. Total revenues for the year ended December 31, 1999 were $79.7 million, representing an increase of $32.1 million or 67% over total revenues in 1998. Net product sales for the year ended December 31, 1999 were $72.0 million, representing an increase of $34.2 million or 90% over 1998. The increase in product sales was due primarily to increased sales of Synvisc in the United States and Europe and the launch of Synvisc in Australia. Income from licenses, royalties, and research contracts was $7.7 million in 1999, a decrease of $2.1 million or 21% from 1998, and represented 10% of total revenues in 1999 as compared to 21% of 1998 total revenues. The $7.7 million recorded in 1999 includes a $7.0 million non-refundable milestone payment by Wyeth, which was earned because Wyeth achieved end-user Synvisc sales in the United States of $100 million over a rolling twelve-month period. The $9.8 million recorded in 1998 includes $3.1 million of up-front non-refundable fees from Novartis and a $6.0 million non-refundable milestone fee from Wyeth, which was recorded on the one-year anniversary of the launch of Synvisc in the United States. The up-front and milestone non-refundable fees that Biomatrix recorded in 1999 and 1998 contained no future performance obligations. During the second quarter of 2000, we are planning to adopt Staff Accounting Bulletin No. 101, "Revenue Recognition", which will impact the way we record up-front and milestone non-refundable license fees.

         Costs and Expenses. Total costs and expenses were $48.7 million for the year ended December 31, 1999, representing an increase of $14.8 million or 44% over 1998. Cost of goods sold for the years ended December 31, 1999 and 1998 were $21.1 million and $9.1 million, respectively, resulting in gross margin percentages of 71% and 76%, respectively. This decrease in gross margin percentage is a result of shipments from our new U.S. manufacturing facility which has higher costs because it is operating below capacity. Research and development expenses were $9.1 million for the year ended December 31, 1999, representing a decrease of $1.2 million or 12% over the prior year. The decrease in research and development expenses is primarily related to the inclusion of non-recurring process development costs associated with the Company's new U.S. manufacturing facility in 1998. Selling, general and administrative expenses for the year ended December 31, 1999 were $18.5 million, representing an increase of $4.0 million or 28% over the prior year. The increase in selling, general and administrative expenses was due primarily to increased personnel costs associated with establishing the infrastructure required to market our products globally. During the fourth quarter of 1998, we reversed a reserve of $0.7 million related to an environmental issue that was settled and also established a litigation reserve of $0.4 million for legal fees related to pending litigation.

         Interest and Miscellaneous Income. Interest expense was $1.5 million for the year ended December 31, 1999, which represented an increase of $0.5 million over the prior year. This increase in interest expense is attributable to the full year of interest expense on the convertible debt instrument that Biomatrix issued in May 1998, and a full year of interest expense related to the $2.3 million of equipment financing entered into in December 1998. Interest and miscellaneous income for the year ended December 31, 1999 was $1.5 million, representing an increase of $0.1 million over the prior year.

  Results of Operations For the Years Ended December 31, 1998 and 1997

         Revenues. Total revenues for the year ended December 31, 1998 were $47.6 million, representing an increase of $15.1 million or 46% over total revenues in 1997. Net product sales for the year ended December 31, 1998 were $37.8 million, representing an increase of $26.1 million or 223% over 1997. The increase in product sales was due primarily to increased sales of Synvisc in the United States and Europe and the launch of Synvisc in certain Latin American countries. Income from licenses, royalties, and research contracts was $9.8 million in 1998, a decrease of $11.0 million or 53% from 1997, and represented 21% of total revenues in 1998 as compared to 64% of 1997 total revenues. The $9.8 million recorded in 1998 includes $3.1 million of up-front non-refundable fees from Novartis and a $6.0 million non-refundable milestone fee from Wyeth, which was recorded on the one year anniversary of the launch of Synvisc in the United States. The decrease from 1997 was due primarily to the fact that 1997 included non-refundable up-front and non-refundable milestone payments from Wyeth of $17.0 million and Bayer of $3.0 million. The up-front and milestone non-refundable fees recorded in 1998 and 1997 contained no future performance obligations. During the second quarter of 2000, we are planning to adopt Staff Accounting Bulletin No. 101, "Revenue Recognition", which will impact the way we record up-front and milestone non-refundable license fees.

         Costs and Expenses. Total costs and expenses were $33.9 million for the year ended December 31, 1998, representing an increase of $16.6 million or 96% over 1997. Cost of goods sold for the years ended December 31, 1998 and 1997 were $9.1 million and $3.6 million, respectively, resulting in gross margin percentages of 76% and 69%, respectively. Research and development expenses were $10.3 million for the year ended December 31, 1998, representing an increase of $4.4 million or 75% over the prior year, due nearly entirely to process development costs associated with our new U.S. manufacturing facility. Selling, general and administrative expenses for the year ended December 31, 1998 were $14.5 million, representing an increase of $6.7 million or 86% over the prior year. The increase in selling general and administrative expenses resulted primarily to increased personnel costs associated with establishing the infrastructure required to manufacture and market our products globally. During the fourth quarter of 1998, we reversed a reserve of $0.7 million related to an environmental issue and also established a litigation reserve of $0.4 million for legal fees related to pending litigation.

         Interest and Miscellaneous Income. Interest expense was $1.0 million for the year ended December 31, 1998, which represented an increase of $0.9 million over the prior year. This increase in interest expense is attributable to the convertible debt instrument Biomatrix issued in May 1998 and the fact that we ceased capitalizing interest related to the new manufacturing facility in July 1998, after the facility was completed. Interest and miscellaneous income for the year ended December 31, 1998 was $1.4 million, representing an increase of $0.2 million over the prior year.

Income Taxes

         In 1999, 1998 and 1997, we recorded tax provisions totaling $12.4 million, $2.0 million and $0.6 million, respectively, primarily for federal and state taxes. The effective rate for 1999 was 40% which approximated the combined statutory federal and state rates. The 1998 provision of $2.0 million is net of a one-time benefit of approximately $1.8 million related to recognizing certain net deferred tax assets during 1998. We expect our effective tax rate to approximate the combined statutory federal and state rate in 2000. The effective rate could potentially exceed the combined statutory federal and state rate in the future depending on the impact of certain foreign operations and non-deductible items.

         As of December 31, 1999 we had $0.5 million of net deferred tax assets included in other long term assets and $0.7 million of net deferred tax assets included in other short term assets on our balance sheet. It is probable that Biomatrix will realize the benefit of these net assets. However, we have provided a full valuation allowance on certain foreign related deferred tax assets due to the uncertainty of their realization.

Liquidity and Capital Resources

         Biomatrix had cash and cash equivalents of $35.0 million at December 31, 1999. It is our policy to invest excess cash in U.S. government securities and, accordingly, any security purchased with a maturity of less than three months is classified as cash and cash equivalents. As of December 31, 1999 all of Biomatrix's cash and cash equivalents were held in operating and money market accounts.

         Our operations and capital growth over the past three years have been financed primarily from non-refundable up-front and milestone license fee payments from corporate partners, the utilization of our cash and investments, and the private placement of debt and equity securities. Over the past three years, we have received funding of $19.8 million from the private placement of debt and equity securities and $36.4 million from non-refundable license fee and milestone payments.

         For the year ended December 31, 1999, Biomatrix had cash inflows from operations of $30.9 million. This amount primarily related to cash inflows from increased sales levels of Synvisc and the $7.0 million milestone payment from Wyeth related to the achievement of a sales level milestone for Synvisc. In 1999 Biomatrix invested $9.2 million in property, plant and equipment, primarily associated with building its laboratories in the United States. During 1999, Biomatrix purchased the 93,000 square foot building in New Jersey where our manufacturing facility resides. The purchase price was approximately $4.6 million. Additionally, in 1999 Biomatrix received $1.0 million from the exercise of Biomatrix stock options and $1.2 million from the tax benefit related to stock options.

         During 2000, we expect to incur higher expenses from developing our internal infrastructure to support the administration of our expanded global operations and increased clinical activity. We believe that our higher operating expenses will be supported by our operations, existing cash position, and milestone payments from existing corporate partners and existing financing arrangements.

         In May 1998, Biomatrix issued $15.0 million of subordinated convertible debt to a third party. The debt has a five-year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $20 per share after one year. Biomatrix can also call the debt at par after three years or after two years upon certain conditions. During the fourth quarter of 1999, the debt holder converted one-third of the debt, or $5.0 million, into 250,000 shares of common stock. Therefore, at December 31, 1999, the outstanding balance of convertible debt was $10.0 million. The agreement includes certain financial covenants with which we have complied.

         In December 1998, Biomatrix entered into a $2.3 million equipment loan with GE Capital. The debt has a five-year term and a coupon rate of 7.4%. The debt is repayable in equal monthly payments over the five-year term. The agreement includes certain financial covenants with which we have complied.

         In August 1999, Biomatrix secured a revolving line of credit from Merrill Lynch Business Financial Services, Inc. in the amount of $10.0 million. Funds can be borrowed against the line at an interest rate equal to the 30-Day Commercial Paper Rate, as defined in the agreement, plus 1.99%. To the extent the Company draws down on this line, the borrowed amount will be collateralized by the U.S. manufacturing facility. There were no borrowings against this line at December 31, 1999.

         We also have a $0.4 million credit agreement with a Canadian bank with an interest rate at prime plus 0.5%. There were no borrowings outstanding at December 31, 1999 and 1998.

Year 2000

         We did not incur any significant unanticipated expenses nor any disruption of business operations as a result of the transition to Year 2000. Our final operating cost to modify our systems for the Year 2000 was approximately $0.3 million.

Recent Developments

         On March 6, 2000, Genzyme Corporation ("Genzyme"), a Massachusetts corporation, Seagull Merger Corporation, a Massachusetts corporation and wholly-owned subsidiary of Genzyme ("Merger Sub"), and Biomatrix entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the parties will effect a business combination through a merger of Biomatrix with and into Merger Sub (the "Merger"). In connection with the Merger, Genzyme will form a new division, the Genzyme Biosurgery division, and will create a new series of common stock designated as "GZBX division Common Stock," $0.01 par value per share ("GZBX Stock"), which will be issued to the holders of Biomatrix common stock, $.0001 par value per share ("Biomatrix Common Stock"), in the Merger. The currently proposed terms of the GZBX Stock are set forth as an exhibit to the Merger Agreement. In connection with the Merger, Genzyme's Tissue Repair Division and Surgical Products Division will become part of the Genzyme Biosurgery division and the Genzyme Tissue Repair Common Stock ("GTR Stock") series and Genzyme Surgical Products Common Stock ("GSP Stock") series will be exchanged for GZBX Stock (the "Genzyme Reorganization"). The transaction, which will be accounted for using the purchase method of accounting, is expected to close in the second quarter of 2000.

         Under the terms of the Merger Agreement, each outstanding share of Biomatrix Common Stock will be converted, at the option of the holder, into either (i) $37.00 in cash or (ii) one share of GZBX Stock (the "Merger Consideration"). Based on the cash election price and the number of shares of Biomatrix Common Stock outstanding, Biomatrix expects that the cash portion of the transaction will be approximately $245 million. Under the Merger Agreement, 28.38% of the shares of Biomatrix Common Stock outstanding at the effective time of the Merger will be exchanged for cash and the remaining 71.62% of the shares of Biomatrix Common Stock outstanding at the time of the Merger will be converted into shares of GZBX Stock at a conversion rate of one share of GZBX Stock for each share of Biomatrix Common Stock. However, the number of shares of GZBX Stock to be issued in the Merger is subject to an upward adjustment if the value of the GZBX Stock to be issued in the Merger on the effective date of the Merger is less than 45% of the total Merger Consideration in order to preserve the status of the Merger as a tax-free reorganization.

         Under the terms of the Merger Agreement, each outstanding share of GSP Stock will convert into 0.6060 shares of GZBX Stock and each share of GTR Stock will convert into 0.3352 shares of GZBX Stock. Based on the number of common shares outstanding for each entity at the signing date, the Genzyme Biosurgery division is expected to have approximately 35.2 million shares outstanding.

         Consummation of the Merger is subject to the adoption of the Agreement and Plan of Merger by the Biomatrix stockholders, the approval of the issuance of GZBX Stock in the Merger and the necessary amendments of Genzyme's charter by the Genzyme stockholders, including the approval of the exchange of GSP Stock for GZBX Stock by GSP stockholders and the exchange of GTR Stock for GZBX Stock by GTR stockholders, the receipt of regulatory approvals and certain other customary closing conditions.

         Certain officers of Biomatrix holding an aggregate of approximately 34% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, in connection with the Merger, Biomatrix has granted Genzyme an option to purchase 4.6 million shares of Biomatrix Common Stock under certain circumstances.

Impact of the Adoption of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is not expected to have an impact on our consolidated results of operations, financial position or cash flows.

         In December 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition, which was amended on March 24, 2000 to delay the implementation date for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. To the extent the guidance in SAB 101 differs from the generally accepted accounting principles previously utilized by an SEC registrant, SAB 101 indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle.

         Prior to promulgation of SAB 101, we had reported non-refundable up-front and milestone fees received pursuant to distribution agreements in the period earned, which was deemed to be the date when all related material commitments had been satisfied and no future consideration was required. While we believe the pricing under these agreements entered into with our various marketing partners provides for arms-length pricing of product sales, SAB 101 requires that we review all of our non-refundable fees to determine if they should be linked to supply arrangements and reported as additional revenue from product sales made pursuant to those arrangements.

         We are currently in the process of evaluating the impact of SAB 101 on our accounting policy for non-refundable fees received pursuant to distribution agreements with our marketing partners. We are in the process of reviewing each of our many distribution agreements to assess whether non-refundable, up-front license fees and/or milestone payments should be deferred in accordance with SAB
101. Accordingly, we anticipate that a change in our accounting policy will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash, after-tax charge is preliminarily estimated to range from $13.0 million to $20.0 million. Such amount would be recorded as deferred revenue and recognized as product revenue in future periods. We intend to implement changes resulting from SAB 101 in the second quarter of 2000.

Contingent Liability

         In August 1990, we were notified by the Pennsylvania Department of Environmental Protection that we could be one of approximately 1,000 potentially responsible parties that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania. During the late 1980s, we used a licensed waste disposal transport company to ship industrial solvents to the site, which was operating as a recycling facility at that time. The Department of Environmental Protection reviewed hazardous waste found at the site, as well as its own records, to identify additional participants and to quantify their volumetric contributions. Biomatrix was a member of a steering committee that consisted of many participants. As of December 31, 1997 Biomatrix had a reserve of $0.7 million related to this matter. During the fourth quarter of 1998, the final remedy was selected by the Department of Environmental Protection selected its final clean-up remedy and Biomatrix, settled out of the matter through a buy-out proposal prepared by the steering committee. At this time, Biomatrix reversed its reserve associated with this matter. Therefore, at December 31, 1999 and 1998 Biomatrix no longer had a reserve for any potential claims regarding this matter.

         In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform resulted from his consultancy and seeks a royalty on our past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. We disagree with Jarcho's claims and do not believe that we owe Jarcho any royalties as a result of Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which we opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for May 2000. We have been defending this matter vigorously. In accordance with our policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. We have not made any provisions for any liability that might result from the claims made by Jarcho.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

         Because we currently have operations outside the U.S.A., we are exposed to market risk from changes in foreign exchange rates. To reduce the risk from fluctuations in foreign currencies, we have structured our various distribution agreements in United States dollars. Approximately 2% of 1999 total revenues were generated in foreign currencies. As of December 31, 1999, 9% of our total assets were located outside of the United States, and no single country had a significant concentration of cash.

Item 8.  Financial Statements and Supplementary Data

         See page F-1 of this Report, which includes an index to the consolidated financial statements.

Item 9.  Changes In and Disagreements With Accountants and Financial Disclosure

         Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         (a) Directors. The information with respect to directors required by this item is incorporated herein by reference to Biomatrix's Proxy Statement relating to Biomatrix's Meeting of Shareholders to be held during the second quarter of 2000 (the "Proxy Statement").

         (b) Executive Officers. The information with respect to executive officers required by this item is set forth in Part I of the Report.

         (c) Reports of Beneficial Ownership. The information with respect to reports of beneficial ownership required by this item is incorporated herein by reference to Biomatrix's Proxy Statement.

Item 11.  Executive Compensation

         Information required under this Item is incorporated herein by reference to Biomatrix's Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information required under this Item is incorporated herein by reference to Biomatrix's Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

         Information required under this Item is incorporated herein by reference to Biomatrix's Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

List of Financial Statements

         See page F-1 of this Report, which includes an index to consolidated financial statements.

List of Financial Statement Schedules

         None.

List of Exhibits  (numbered in accordance with Item 601 of Regulations S-K)

 2.1 Agreement and Plan of Merger, dated as of March 6, 2000, among Genzyme Corporation, Seagull Merger Corporation and Biomatrix, Inc. as filed as an exhibit to current report in Form 8-K dated March 15, 2000, and incorporated herein by reference thereto.

 2.2 Form of Voting Agreement, dated as of March 6, 2000, between Genzyme Corporation and Certain Holders of Biomatrix, Inc. Common Stock as filed as an exhibit to current report in Form 8-K dated March 15, 2000, and incorporated herein by reference thereto.

 2.3 Stock Option Agreement, dated as of March 6, 2000, between Genzyme Corporation and Biomatrix, Inc. as filed as an exhibit to current report in Form 8-K dated March 15, 2000, and incorporated herein by reference thereto.

 3.1 Amended and Restated Certificate of Incorporation of Biomatrix, Inc. as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

 3.2 Amendment to Amended and Restated Certificate of Incorporation to reflect the increase in authorized shares.

 3.3 Amended and Restated Bylaws of Biomatrix as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

 4            Specimen Stock Certificate.

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

10.3 Employment Agreement dated February 29, 2000 between Biomatrix, Inc. and Endre A. Balazs, M.D. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to
              Item 14(c) of this report.

10.4 Development Agreement by and among Biomatrix, Inc., Biomatrix Svenska AB and OA Investor KB (Up-Will) dated February, 1990 as filed as an Exhibit to Registration No. 33-41424, and incorporated herein by reference thereto.

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

10.9 Retirement Plan Agreement dated July 1, 1992 between Biomatrix, Inc. and the trustees of Biomatrix, as filed as an Exhibit to the 1992 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

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

10.13 1994 Stock Option Plan. Filed as an exhibit to Biomatrix's proxy statement filed pursuant to Rule 14a-6 dated June 7, 1994, as filed as an Exhibit to the 1995 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

10.14 Non-employee director stock option plan. Filed as an exhibit to Biomatrix's proxy statement filed pursuant to Rule 14a-6 dated May 23, 1995, as filed as an Exhibit to the 1995 annual report on Form 10-K, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

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

10.24 Form of Restricted Stock Purchase Agreement under Biomatrix's 1997 Restricted Stock Plan as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended June 30, 1997, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

10.25 Form of Secured Promissory Note under Biomatrix's 1997 Restricted Stock Plan as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended June 30, 1997, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

10.26 Form of Stock Pledge Agreement under Biomatrix's 1997 Restricted Stock Plan as filed as an Exhibit to the quarterly report on Form 10Q for the quarter ended June 30, 1997, and incorporated herein by reference thereto. Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

21            List of Subsidiaries.

23.1 Consent of PricewaterhouseCoopers LLP, independent accountants of Biomatrix.

27.1          Financial Data Schedule

Reports on Form 8-K

2.4 Agreement and Plan of Merger among Genzyme Corporation and Biomatrix, Inc., dated as of March 6, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                BIOMATRIX, INC.

                By:  /s/   ENDRE A. BALAZS
                   -----------------------------------------
                          (Endre A. Balazs)
                   Chief Executive Officer, Chief Scientific Officer, Director

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

                         Signature                                 Title                           Date
                         ---------                                 -----                           ----
         /s/  ENDRE A. BALAZS
     ....................................................Chief Executive Officer, Chief        March 30, 2000
                     (Endre A. Balazs)                    Scientific Officer, Director
                                                          (Principal Executive Officer)


         /s/  MAXINE SEIFERT
     ....................................................Chief Financial Officer               March 30, 2000
                     (Maxine Seifert)                         (Principal Finance and
                                                              Accounting Officer)

         /s/  RORY B. RIGGS
     ....................................................President, Director                   March 30, 2000
                     (Rory B. Riggs)


        /s/  JANET L. DENLINGER
     ....................................................Executive Vice President,             March 30, 2000
                     (Janet L. Denlinger)                 Director


         /s/  H. STUART CAMPBELL
     ....................................................Chairman of the Board of              March 30, 2000
                     (H. Stuart Campbell)                 Directors


         /s/   KURT MARK
     ....................................................Director                              March 30, 2000
                     (Kurt Mark)


         /s/   JUSTIN P. MORREALE
     ....................................................Director                              March 30, 2000
                     (Justin P. Morreale)


         /s/   JULIUS A. VIDA
     ....................................................Director                              March 30, 2000
                     (Julius A. Vida)

                                       25

                        BIOMATRIX, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                              Page
                                                                                              ----
    Report of Independent Accountants.....................................................    F-2

    Consolidated Balance Sheets as of December 31, 1999 and 1998..........................    F-3

    Consolidated Statements of Operations for the years ended December 31,
      1999, 1998 and 1997.................................................................    F-4

    Consolidated Statements of Changes in Shareholders' Equity for
      the years ended December 31, 1999, 1998 and 1997....................................    F-5

    Consolidated Statements of Cash Flows for the years ended December 31,
      1999, 1998 and 1997.................................................................    F-6

    Notes to Consolidated Financial Statements............................................    F-7 to F-21


Financial statement schedules are omitted for the reason that they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Shareholders and
Board of Directors of
Biomatrix, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Biomatrix, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







                                                      PRICEWATERHOUSECOOPERS LLP


New York, New York
January 28, 2000, except for Note 18, as to which the date is March 7, 2000

                        BIOMATRIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                                                    December 31,
                                                                               ----------------------
                                                                               1999              1998
                                                                               ----              ----
   ASSETS
Current assets:
    Cash and cash equivalents.....................................            $ 35.0           $ 16.5
    Accounts receivable, less allowance for doubtful accounts.....              10.1              8.9
    Inventory, at lower of cost or market.........................               8.5              6.8
    License fees receivable.......................................                 -              7.6
    Prepaid expenses and other current assets.....................               3.2              1.5
                                                                              ------           ------
    Total current assets..........................................              56.8             41.3

Property, plant and equipment, net................................              41.3             37.7
Other assets......................................................               0.9              4.3
                                                                              ------           ------
              Total assets........................................            $ 99.0           $ 83.3
                                                                              ======           ======

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................................            $  1.3          $   3.5
    Accrued expenses..............................................               8.0              5.6
    Current portion of notes payable..............................               0.6              0.6
    Current portion of capital lease obligations..................                 -              4.6
                                                                              ------           ------
    Total current liabilities.....................................               9.9             14.3

Notes payable.....................................................              11.9             17.6
                                                                              ------           ------
              Total liabilities...................................              21.8             31.9
                                                                              ======           ======

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued.........                  -                -
   Common stock, $.0001 par value: 60,000,000 authorized;
     23,374,366 and 22,848,358 issued and 23,282,072
     22,756,064 outstanding in 1999 and 1998, respectively.......                0.0              0.0
Additional paid-in capital........................................              82.7             72.8
Notes receivable - related parties................................             (14.0)           (10.6)
Retained earnings (accumulated deficit)...........................              10.9             (7.7)
Accumulated other comprehensive loss..............................              (1.5)            (2.2)
Treasury stock, 92,294 shares of common stock, at cost............              (0.9)            (0.9)
                                                                              ------           ------
              Total shareholders' equity .........................              77.2             51.4
                                                                              ------           ------
              Total liabilities and shareholders' equity..........            $ 99.0           $ 83.3
                                                                              ======           ======


                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in millions, except share and per share data)



                                                                     Years ended December 31,
                                                         ---------------------------------------------

                                                               1999              1998            1997
                                                               ----              ----            ----
Net product sales................................            $ 72.0            $ 37.8          $ 11.7
Income from licenses, royalties
     and research contracts......................               7.7               9.8            20.8
                                                             ------            ------          ------
     Total revenues..............................              79.7              47.6            32.5
                                                             ------            ------          ------
Costs and expenses:
     Cost of goods sold..........................              21.1               9.1             3.6
     Research and development expenses...........               9.1              10.3             5.9
     Selling, general and administrative expenses              18.5              14.5             7.8
                                                             ------            ------          ------
Total costs and expenses.........................              48.7              33.9            17.3
                                                             ------            ------          ------
Income from operations...........................              31.0              13.7            15.2

Interest expense.................................              (1.5)             (1.0)           (0.1)
Interest and miscellaneous income................               1.5               1.4             1.2
                                                             ------            ------          ------
Income before taxes..............................              31.0              14.1            16.3

Provision for income taxes.......................              12.4               2.0             0.6
                                                             ------            ------          ------
Net income ......................................            $ 18.6            $ 12.1          $ 15.7
                                                             ======            ======          ======



Net income per share:
      Basic......................................            $ 0.81            $ 0.54          $ 0.72
                                                         ==========        ==========      ==========
      Weighted average shares outstanding........        22,959,394        22,450,398      21,789,538
                                                         ==========        ==========      ==========



      Diluted....................................            $ 0.76            $ 0.51          $ 0.69
                                                         ==========        ==========      ==========
      Diluted shares outstanding.................        24,349,952        23,703,758      22,654,412
                                                         ==========        ==========      ==========





                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                    SHAREHOLDERS' EQUITY (in millions, except shares, per share amounts and par value)



                               Capital stock $.0001 Par Value
                              ---------------------------------
                                 Common-voting                     Notes
                              -------------------    Additional  Receivable
                                Shares       Par      Paid-in     Related
                                Issued      Value     Capital     Parties
                              ----------   ------    --------    ----------
Balance at December 31, 1996  10,587,615   $1,059       $56.7       ($ 2.6)

Sale of common stock to
     related parties             133,000       13         2.3         (0.4)
Interest on related party                                             (0.2)
notes
Purchase of treasury stock
Options exercised                292,420       29         0.8
Adjustments resulting from
     translation adjustments
Net income - 1997
                              ----------   ------    --------    ---------
Balance at December 31, 1997  11,013,035    1,101        59.8         (3.2)

Sale of common stock to
     related parties             303,000       30         9.8         (9.8)
Interest on related party
     notes                                                            (0.4)
Repayment of note and interest
     from a related party
Issuance of common stock
     in conversion for
     subsidiary stock             38,462        4           -
Compensatory stock options                                0.8
Unearned stock option
     Compensation                                        (0.6)
Options exercised                 69,682        7         0.4
Adjustments resulting from
     translation adjustments
Tax benefit from stock options                            2.6
Net income - 1998
                              ----------   ------    --------    ---------
Balance at December 31, 1998  11,424,179    1,142        72.8        (10.6)

Sale of common stock to
     related parties -
     pre-split                    36,000        4         2.4         (2.4)

Options exercised - pre-split     43,229        4         0.4

Two for one stock split in
the form of a 100% dividend   11,503,408    1,150

Issuance of common stock
     in conversion of debt       250,000       25         4.9
Compensatory stock options                                0.2
Options exercised - post         107,550       11         0.6
split
Sale of common stock to a         10,000
     related party -                            1         0.2
post-split                                                            (0.2)
Interest on related party
notes                                                                 (0.8)
Adjustments resulting from
     translation adjustments
Tax benefit from stock                                    1.2
options
Net income - 1999
                              ----------   ------    --------    ---------
Balance at December 31, 1999  23,374,366   $2,337      $ 82.7       ($14.0)
                              ==========   ======    ========    =========


[RESTUBBED]

                                          Comprehensive Income
                               -------------------------------------------


                               (Accumulated   Accumulated
                                 Deficit)/       Other           Total        Treasury Stock
                                 Retained    Comprehensive   Comprehensive  -----------------
                                 Earnings         Loss          Income       Shares     Cost
                               ------------  -------------   -------------- --------- -------
Balance at December 31, 1996     ($35.5)         ($1.0)                       2,814         -

Sale of common stock to
     related parties
Interest on related party
notes
Purchase of treasury stock                                                   43,333     ($0.9)
Options exercised
Adjustments resulting from
     translation adjustments                      (0.6)
Net income - 1997                  15.7                          $15.1
                               --------      ---------                      -------    ------
Balance at December 31, 1997      (19.8)          (1.6)                      46,147      (0.9)

Sale of common stock to
     related parties
Interest on related party
     notes
Repayment of note and interest                    2.8
     from a related party
Issuance of common stock
     in conversion for
     subsidiary stock
Compensatory stock options
Unearned stock option
     Compensation
Options exercised
Adjustments resulting from
     translation adjustments                      (0.6)
Tax benefit from stock options
Net income - 1998                  12.1                          $11.5
                               --------      ---------                      -------    -------
Balance at December 31, 1998       (7.7)          (2.2)                      46,147       (0.9)

Sale of common stock to
     related parties -
     pre-split

Options exercised - pre-split

Two for one stock split in
the form of a 100% dividend                                                  46,147

Issuance of common stock
     in conversion of debt
Compensatory stock options
Options exercised - post
split
Sale of common stock to a
     related party -
post-split
Interest on related party
notes
Adjustments resulting from
     translation adjustments                       0.7
Tax benefit from stock
options
Net income - 1999                  18.6                          $19.3
                               --------      ---------                      -------    -------
Balance at December 31, 1999      $10.9          ($1.5)                      92,294      ($0.9)
                               ========      =========                      =======    =======


                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                         December 31,
                                                                         -----------------------------------------
                                                                           1999             1998              1997
                                                                           ----             ----              ----
Cash flows from operating activities:
     Net income...............................................           $ 18.6            $ 12.1           $ 15.7
                                                                         ------            ------           ------
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Depreciation and amortization.........................              3.7               1.6              0.7
        Stock option compensation.............................              0.2               0.2              0.1
       Amortization of debt fees..............................              0.1               0.1                -
     Change in assets and liabilities:
       Accounts receivable....................................             (1.1)             (5.5)            (2.4)
       Inventory..............................................             (1.5)             (3.9)            (2.4)
       Prepaid expenses and other current assets..............              6.0              (7.3)            (1.2)
       Other assets...........................................              2.7              (4.2)            (0.4)
       Accounts payable and accrued expenses..................              2.2               3.0              1.2
                                                                         ------            ------           ------
        Total adjustments.....................................             12.3             (16.0)            (4.4)
                                                                         ------            ------           ------
Net cash provided by (used in) operating activities...........             30.9              (3.9)            11.3
                                                                         ------            ------           ------

Cash flows from investing activities:
     Capital expenditures.....................................             (9.2)            (19.5)            (9.1)
     Maturity of held-to-maturity investments.................                -                 -             10.6
                                                                         ------            ------           ------
Net cash (used in) provided by investing activities...........             (9.2)            (19.5)             1.5
                                                                         ------            ------           ------

Cash flows from financing activities:
     Payments of notes payable and capital leases.............             (5.3)             (0.2)            (0.1)
     Proceeds from issuance of debt...........................                -              17.3                -
     Repayment of note by a related party.....................                -               2.5                -
     Stock options exercised..................................              1.0               0.3              0.7
     Income tax benefit related to stock options..............              1.2               2.6                -
     Repurchase of common stock...............................                -                 -             (0.9)
     Sale of common stock  ...................................                -                 -              1.9
                                                                         ------            ------           ------
Net cash (used in) provided by financing activities...........             (3.1)             22.5              1.6
                                                                         ------            ------           ------


Effect of exchange rate changes on cash.......................             (0.1)              0.0              0.0
                                                                         ------            ------           ------

Net increase (decrease) in cash and cash equivalents..........             18.5              (0.9)            14.4
Cash and cash equivalents at beginning of period..............             16.5              17.4              3.0
                                                                         ------            ------           ------
Cash and cash equivalents at end of period....................           $ 35.0            $ 16.5           $ 17.4
                                                                         ======            ======           ======



Supplemental cash flow data:
     Interest paid, net of capitalized interest...............            $ 1.4            $  0.7            $ 0.1
     Income taxes paid........................................            $ 9.4            $  0.4            $ 0.2
Non-cash investing and financing:
     Sale of common stock financed with note receivable.......            $ 2.6            $  9.8            $ 0.4
     Issuance of common stock in conversion of debt...........            $ 4.9                 -                -


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

2.  Summary of Significant Accounting Policies

Basis of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Biomatrix Medical Canada Inc., Biomatrix UK Ltd., Biomatrix France SARL, Biomatrix Switzerland GmbH, Biomatrix Svenska AB, Biomatrix Germany GmbH, Biomatrix Belgium BVBA and its majority-owned subsidiary, Biomatrix Limited Hong Kong. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Impairment of Long-Lived Assets
      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized. There were no impaired long-lived assets at December 31, 1999.

Cash and Cash Equivalents
      Cash and cash equivalents include highly liquid short-term investments in money market funds, at cost, and U.S. Government or Government Agency securities purchased with a maturity of less than three months.

Fair Value of Financial Instruments
      Cash, accounts receivable, notes receivable, accounts payable and accrued liabilities are reflected in the financial statement at fair value because of the short-term maturity of those instruments. The fair value of the Company's notes payable and capital lease obligations (including current installments) are estimated based on the current rate offered to the Company for debt of the same remaining maturities. The estimated fair value of the Company's notes payable and capital lease obligations approximates the carrying value at December 31, 1999 and 1998.

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

Revenue Recognition
      The Company's product revenue is recognized at the time the products are shipped. Revenue from non-refundable up-front and milestone payments is recognized in the period earned, which is when all related material commitments have been satisfied and no future consideration is required. The Company is planning to adopt Staff Accounting Bulletin No. 101, "Revenue Recognition," during the second quarter of 2000, which will impact the way the Company records its non-refundable up-front and milestone payments. (See Note 17 for further discussion). Research contract revenue is recognized at the time the service is performed.

Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Foreign Currency Translation
      The assets and liabilities of the Company's subsidiaries are translated into U.S. dollars at year-end exchange rates and revenue and expense items are translated at average rates of exchange prevailing during the year. Resulting translation adjustments are a component of accumulated other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the Company's functional currency) are included in miscellaneous income.

Accounting for Stock-Based Compensation
      In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock option plans. See Note 11 for a summary of the pro forma effects on reported net income and earnings per share for fiscal 1999, 1998, and 1997 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

                        BIOMATRIX, INC. AND SUBSIDIARIES

2.       Summary of Significant Accounting Policies (Continued)

Net Income Per Common Share
      In 1998, the Company adopted SFAS No. 128, "Earnings per Share," which requires the presentation of basic earnings per share and diluted earnings per share. Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. The Company has convertible debt which converts into 500,000 shares of common stock at December 31, 1999, and 750,000 shares of common stock at December 31, 1998. However, this instrument has not been included in diluted earnings per share for 1999 and 1998 because its effect would be anti-dilutive. A reconciliation of weighted average shares outstanding from basic to diluted is as follows:

                                                              1999              1998             1997
                                                              ----              ----             ----
         Weighted average shares outstanding - Basic       22,959,394       22,450,398        21,789,538
         Dilutive effect of stock options                   1,390,558        1,253,360           864,874
                                                            ---------       ----------       -----------
         Weighted average shares outstanding - Diluted     24,349,952       23,703,758        22,654,412
                                                           ==========       ==========        ==========

Reclassification
      Certain amounts in the 1998 and 1997 consolidated statements of operations and the 1998 consolidated balance sheet have been reclassified in order to conform to the 1999 presentation.

3.  Inventories

      Inventories at December 31, 1999 and 1998 consisted of:

                                                                                 1999             1998
                                                                                 ----             ----
      Raw materials....................................................         $  0.6          $   1.5
      Work-in-process..................................................            7.2              4.8
      Finished Goods...................................................            0.7              0.5
                                                                                ------          -------
                                                                                $  8.5          $   6.8
                                                                                ======          =======

4.  Notes Receivable - Related Parties

      Notes receivable - related parties relate to the acquisition of common stock of the Company at fair market value by several officers and directors of the Company during 1999, 1998, and 1997. The notes are with recourse and are payable with simple interest upon maturity. The interest rates, which are determined in accordance with Internal Revenue Service standards, on the notes outstanding as of December 31, 1999 range from 5.30% to 7.18%. The amount of the notes outstanding at December 31, 1999 and 1998 mature at the following dates:

                                                                                  1999               1998
                                                                                  ----               ----
      May 2007.........................................................        $   0.5             $   0.5
      January 2008.....................................................            1.0                 0.9
      March 2008.......................................................            0.6                 0.6
      April 2008.......................................................            1.8                 1.7
      June 2008........................................................            7.3                 6.9
      March 2009.......................................................            2.6                   -
      September 2009...................................................            0.2                   -
                                                                                ------             -------
                                                                                $ 14.0              $ 10.6
                                                                                ======              ======

         In August 1998, an officer of the Company repaid a note in the amount of $2.8 million including interest. All notes issued during 1999, 1998 and 1997 have been for common stock issued pursuant to the Company's 1997 Restricted Stock Plan.

                        BIOMATRIX, INC. AND SUBSIDIARIES

5.  Property, Plant and Equipment

      Property, plant and equipment at December 31, 1999 and 1998 consisted of:

                                                                                              Estimated
                                                                   1999            1998      Useful Life
                                                                   ----            ----      -----------
Buildings...................................................     $ 31.7           $ 22.4       25 years
Land  ......................................................        2.2              2.2          N/A
Construction in progress....................................        0.2              4.9          N/A
Manufacturing equipment.....................................        8.5              7.7       5-10 years
Research laboratory equipment...............................        2.2              2.1       5-10 years
Office equipment............................................        4.8              3.1       3-10 years
Leasehold improvements......................................        1.2              1.1       1-5 years
                                                                 ------           ------
                                                                   50.8             43.5
Less accumulated depreciation and amortization..............       (9.5)            (5.8)
                                                                 ------           ------
                                                                 $ 41.3           $ 37.7
                                                                 ======           ======

      Depreciation expense for the three years ended December 31, 1999, 1998 and 1997 was, $3.7 million, $1.6 million and $0.7 million, respectively. Capitalized interest for the years ended December 31, 1998 and 1997 was $0.2 million and $0.4 million, respectively. There was no capitalized interest for the year ended December 31, 1999. Repairs and maintenance expenses for the three years ended December 31, 1999, 1998 and 1997 were $0.8 million, $0.4 million and $0.1 million, respectively.

      Assets recorded under capital leases of $4.6 million as of December 31, 1998 were included in land, buildings and construction in progress. The accumulated depreciation of assets under capital leases was $0.1 million at December 31, 1998. There were no assets under capital leases at December 31, 1999. Assets pledged under equipment financing at December 31, 1999 and 1998 are included in manufacturing equipment in the amount of $3.7 million. Assets mortgaged as of December 31, 1999 and 1998 are included in buildings in the amount of $2.3 million and $2.1 million, respectively.

6.       Accrued Expenses

      Accrued expenses at December 31, 1999 and 1998 consisted of:

      Accrued Expenses:                                                               1999              1998
                                                                                      ----              ----
         Taxes payable...............................................                $ 2.0             $ 1.9
         Accrued personnel expenses..................................                  1.8               1.5
         Royalties...................................................                  2.2               1.1
         Other accrued expenses......................................                  2.0               1.1
                                                                                     -----             -----
                                                                                     $ 8.0             $ 5.6
                                                                                     =====             =====

7.  Long-Term Debt and Capital Lease Obligations

      Long-Term Debt and Capital Lease Obligations at December 31, 1999 and 1998 consisted of:

                                                                                    1999                1998
                                                                                    ----                ----
      Notes Payable:
         Equipment loan..................................................           $1.9               $ 2.3
         Mortgage note, payable in monthly installments through July 2001..          0.3                 0.3
         Construction and equipment loan.................................            0.3                 0.5
      Capital lease obligations..........................................            -                   4.7
      Convertible subordinated debt......................................           10.0                15.0
                                                                                  ------              ------
                   Total ................................................           12.5                22.8
         Less current maturities.........................................           (0.6)               (5.2)
                                                                                  ------              ------
         Long term portion...............................................         $ 11.9              $ 17.6
                                                                                  ======              ======

                        BIOMATRIX, INC. AND SUBSIDIARIES

7.  Long-Term Debt and Capital Lease Obligations (Continued)

      In July 1996, the Company refinanced an outstanding mortgage on its Canadian manufacturing facility with another mortgage that accrues interest at an annual rate of 9.5% and has a final payment of $0.3 million due in June 2001.

      The Company's majority-owned Canadian subsidiary obtained a $1.0 million construction and manufacturing equipment loan from the Canadian government of which $0.9 million and $0.1 million was funded in 1993 and 1994, respectively. Interest on the loan accrues at the prevailing annual variable rate, which was approximately 8.0% at December 31, 1999 and 8.25% at December 31, 1998. In January 1996, the Company amended the repayment terms of the agreement, whereby the Company will make quarterly principal payments and a final payment in 2001. The principal payments shall correspond to 30% of the Canadian subsidiary's quarterly net profit (excluding depreciation), with an annual maximum of $0.2 million and an annual minimum of $0.1 million. The loan agreement contains covenants that require the maintenance of certain financial ratios by the Canadian subsidiary, with which the Company has complied.

      In September 1996, the Company entered into a capital lease of a building and land where the Company's U.S. manufacturing facility is located. This lease was accounted for as a capital lease and had an imputed interest rate of approximately 9%. During 1999, the Company exercised its option to acquire this building and purchased it at a price of approximately $4.6 million.

      In May 1998, the Company issued $15.0 million of subordinated convertible debt to a third party. The debt has a five-year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $20 per share after one year. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied. During the fourth quarter of 1999, the debt holder converted one-third, or $5.0 million, of the debt into 250,000 shares of common stock. Therefore at December 31, 1999, there is $10.0 million of convertible debt outstanding. Debt fees related to this transaction of $0.3 million and $0.6 million at December 31, 1999 and 1998 are included in other assets and are being amortized on a straight-line basis over the five-year term of the debt. The debt contains certain financial covenants, with which the Company has complied.

      In December 1998, the Company obtained equipment financing from GE Capital in the amount of $2.3 million. The debt has a five-year term, a coupon rate of 7.4%, and is payable in equal monthly installments. Certain of the Company's machinery and equipment is pledged as collateral for this financing. The debt contains certain financial covenants which the Company has complied with.

      Future minimum payments due under the note payable and mortgage obligations are as follows at December 31, 1999:

              Year                                             Amount
              ----                                            -------
              2000.......................................     $  1.5
              2001.......................................        1.7
              2002.......................................        1.2
              2003.......................................       10.9
                                                              ------
              Total minimum payments.....................     $ 15.3
              Less - amount representing interest........       (2.8)
                                                              ------
              Principal obligations......................     $ 12.5
              Less - current portion.....................       (0.6)
                                                              ------
              Long-Term portion..........................     $ 11.9
                                                              ======

      In August 1999, the Company secured a revolving line of credit from Merrill Lynch Business Financial Services, Inc. in the amount of $10.0 million. Funds can be borrowed against the line at an interest rate equal to the 30-Day Commercial Paper Rate, as defined in the agreement, plus 1.99%. To the extent the Company draws down on this line, the borrowed amount will be collateralized by the U.S. manufacturing facility. There were no borrowings against this line at December 31, 1999.

      The Company also has a $0.4 million credit agreement with a Canadian bank with an interest rate at prime plus 0.5%. There were no borrowings outstanding at December 31, 1999 and 1998.

                        BIOMATRIX, INC. AND SUBSIDIARIES

8.  Capital Stock

      In March 1995, the Company completed a private sale of 500,000 shares of common stock to Recordati Industria Chimica e Farmaceutica S.p.A. ("Recordati"). Net proceeds to the Company related to this sale were $2.0 million. In July 1997, the Company repurchased 86,666 shares of common stock from Recordati. This purchase required approximately $0.9 million of funds and these shares are included at cost on the balance sheet as treasury stock.

      In April 1996, the Company completed a private sale of 400,000 shares of common stock at fair market value to an officer of the Company. The aggregate purchase price of $2.5 million was financed in full with a full recourse promissory note issued from the Company. In August 1998, the officer of the Company repaid the note in full plus accrued interest.

      In 1997, the Company completed sales of 266,000 shares of restricted common stock to several officers and directors of the Company. The aggregate purchase price of $2.3 million was financed with full recourse promissory notes issued from the Company.

      In 1998, the Company completed sales of 606,000 shares of restricted common stock to several officers and directors of the Company. The aggregate purchase price of $9.8 million was financed with full recourse promissory notes issued from the Company.

      In 1999, the Company completed sales of 82,000 shares of restricted common stock to several officers and a consultant of the Company. The aggregate purchase price of $2.6 million was financed with full recourse promissory notes issued from the Company.

      On April 6, 1999 the Company announced a two-for-one common stock split to be distributed in the form of a 100% stock dividend (the "Stock Split"). As a result of this action, on April 23, 1999, an additional 11,503,408 shares were distributed to the shareholders of record on April 16, 1999, of which 46,147 shares represented treasury stock of the Company. The shares issued, outstanding and in treasury of 11,424,179, 11,378,032 and 46,147 at December 31, 1998 have been restated to 22,848,358, 22,756,064, and 92,294 to reflect the Stock Split. Par value remains at $0.0001 per share. The par value of the additional shares resulting from the Stock Split has been reclassified from additional paid-in capital to common stock. All historical share and per share amounts in the accompanying statements have been restated to reflect the Stock Split.

      The 3,000 shares of authorized preferred stock are issuable by the Board of Directors. The terms, designations and other criteria are determinable by the Board of Directors upon issuance.

      In June 1991, Biomatrix, Inc. capitalized Biomatrix Medical Canada ("BMC"). In connection with this transaction additional capital was raised through a Canadian venture capital firm for which it received 62,500 shares of Class A stock in BMC. In April 1998, the Canadian venture capital firm exercised its right to convert the 62,500 shares of Class A stock in BMC into 76,924 shares of Biomatrix, Inc. common stock. As a result, BMC is now a wholly-owned subsidiary of Biomatrix, Inc. No gain or loss was recognized on the conversion of shares.

                        BIOMATRIX, INC. AND SUBSIDIARIES

9.  Income Taxes

                                                                      Year Ended December 31,
                                                              1999             1998             1997
                                                              ----             ----             ----
Income (Loss) before income taxes:
      Domestic...................................           $ 31.0            $ 14.3           $ 17.2
      Foreign....................................             (0.0)             (0.2)            (0.9)
                                                            ------             -----           ------
                                                            $ 31.0            $ 14.1           $ 16.3
                                                            ======            ======           ======
Income tax provision:
      Domestic, Federal..........................           $ 10.7            $  1.3           $  0.4
      Domestic, State............................              1.6               0.7              0.2
      Foreign....................................              0.1                 -                -
                                                            ------            ------           ------
                                                            $ 12.4            $  2.0           $  0.6
                                                            ======            ======           ======

         A reconciliation of the United States federal statutory rate to the Company's effective tax rate for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                          1999             1998              1997
                                                          ----             ----              ----
Statutory federal corporate rate.................         35.0%            35.0%             35.0%
State income taxes, net of federal tax benefit...          4.1              6.2               1.0
Foreign related items............................          1.5              4.1               2.0
Research and development credits.................            -             (2.4)                -
Benefit of net operating losses..................         (1.7)            (6.0)            (35.8)
Nondeductible items..............................          0.9              1.6                 -
Change in valuation allowance....................            -            (27.2)             (1.1)
Other ...........................................            -              3.0                 -
Alternative minimum tax..........................            -                -               2.2
                                                         -----            -----             -----
Effective tax rate...............................         39.8%            14.3%              3.3%
                                                         =====            =====             =====

      Temporary differences and carryforwards which give rise to deferred tax assets are as follows:

                                                                                 Deferred Tax Assets
                                                                                 -------------------
                                                                                1999               1998
                                                                                ----               ----
      Net operating losses........................................             $ 1.6              $ 1.9
      Research credits............................................               0.6                1.9
      Depreciation................................................               2.1                1.3
      Alternative minimum tax credit..............................                 -                0.4
      Other.......................................................               1.2                1.1
                                                                               -----              -----
                                                                                 5.5                6.6
         Valuation allowance......................................              (4.3)              (3.8)
                                                                               -----              -----
               Total deferred taxes...............................             $ 1.2              $ 2.8
                                                                               =====              =====

      At December 31, 1999, approximately $0.7 million of the deferred tax assets is included in prepaid expenses and other current assets, and $0.5 million.is included in other assets. At December 31, 1998, deferred tax assets of $2.8 million were included in other assets. The Company's valuation allowance of $4.3 million and $3.8 million in 1999 and 1998, respectively, was provided on deferred tax assets, which were primarily foreign related items, due to the uncertainty of realization.

         The Company has foreign federal net operating loss carryforwards of approximately $5.4 million of which $1.6 million expire at various times from December 31, 2001 through December 31, 2006. Approximately $3.8 million of the foreign federal net operating loss carryforwards will carryover indefinitely. In addition, the Company has foreign tax credit carryovers at December 31, 1999 of approximately $0.6 million of which $0.3 million expire at various times from December 31, 2002 through December 31, 2007. Approximately $0.3 of the foreign tax credits carryover indefinitely.

                        BIOMATRIX, INC. AND SUBSIDIARIES

10.  Commitments

   Operating Lease

      The Company occupies office and laboratory space under a lease expiring in July 2004. Rent expense for operating leases charged to operations for the years ended December 31, 1999, 1998 and 1997 approximated $0.7 million, $0.7 million and $0.5 million, respectively. Future minimum operating lease payments for the facility and other items are:

           2000............................................        $ 1.0
           2001............................................          0.9
           2002............................................          0.8
           2003............................................          0.7
           2004............................................          0.7
           Thereafter......................................            -
                                                                   -----
           Total minimum obligations.......................        $ 4.1
                                                                   =====

      License Agreements

         In November 1993 and June 1994, the Company entered into license and distribution agreements with Syntex Pharmaceuticals International Limited ("Syntex") to market Synvisc in selected European countries and South Africa. In return, for the exclusive marketing rights, Syntex paid up-front payments in 1993 and 1994 of $1.2 million, and $5.0 million, respectively. Subsequent to these agreements, Syntex was acquired by Roche AB, ("Roche"), a subsidiary of F. Hoffmann-LaRoche Ltd. Subsequent to the acquisition of Syntex by Roche, in the fourth quarter of 1995 the Company signed an agreement with Roche reacquiring the marketing rights to Synvisc for all countries identified in the previous agreements, except for Sweden and South Africa. The Company received a non-refundable initial payment in 1995 and a non-refundable final payment in 1996 in connection with the finalization of this agreement, which amounts have been included in income from licenses in the respective years. We are currently in discussions with Roche concerning its marketing rights in Sweden.

      In September 1995, the Company entered into a distribution agreement with Rhone-Poulenc Rorer Canada Inc. ("RPR"). The agreement provides RPR with exclusive marketing rights for Synvisc in Canada. In return, in 1995, the Company received an up-front non-refundable license fee payment of $3.5 million, which has been included in income from licenses. The Company terminated this agreement on December 31, 1999. The Company currently markets and sells Synvisc to the Canadian market through our subsidiary Biomatrix Medical Canada Inc.

      In June 1996, the Company entered into a distribution agreement with Inamed Corporation ("Inamed"), formerly Collagen Aesthetics, Inc.. The agreement provides Inamed with exclusive marketing rights for Hylaform in Europe, Canada, Japan, Australia and other select countries. In return, the Company received an up-front, non-refundable payment of $5.0 million in consideration of the costs and expenses that have been incurred by the Company related to the research and development of Hylaform. The Company is entitled to receive a royalty based upon sales of Inamed's dermal augmentation products as well as an additional royalty on the potential growth of Inamed's total dermal augmentation business. Additionally, the Company manufactures and supplies Hylaform to Inamed for a contractual percentage of Inamed's sales price. The Company has also entered into a distribution agreement with Inamed for the United States. Under such agreement, Inamed has the exclusive distribution rights to Hylaform in the United States subject to an additional payment and FDA approval.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

10.  Commitments (Continued)

       In February 1997, the Company entered into distribution agreements with Wyeth-Ayerst Laboratories ("Wyeth"), a division of American Home Products. The agreements provide Wyeth with exclusive marketing rights to Synvisc in the United States, Germany, Austria, Spain, Portugal, Greece and certain countries in the Middle East and Central Europe. In 1997, the Company received various non-refundable payments totaling $17.0 million. In 1998, the Company earned a non-refundable milestone of $6.0 million; such payment was received in February 1999. In 1999, the Company earned a milestone payment of $7.0 million as end-user sales reached a certain level. The Company could receive additional payments in the future if sales reach certain levels. The Company manufactures and supplies Synvisc to Wyeth for a contractual percentage of Wyeth's sales price. Additionally, Wyeth reimburses the Company, up to a fixed amount and for a certain period of time, for its costs of maintaining a team of area business consultants to assist in selling Synvisc in Europe and the United States. We are currently in discussions with Wyeth concerning its marketing rights for Synvisc in certain foreign countries.

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

      In February 1998, the Company entered into a distribution agreement with Novartis Pharma AG ("Novartis"). The agreement provides Novartis with the exclusive marketing rights to Synvisc in Latin America and the Caribbean. In return, the Company earned a non-refundable payment of $3.1 million, of which $1.5 million was paid up-front in 1998 and $1.6 million was paid during the third quarter of 1999. The Company manufactures and supplies Synvisc to Novartis for a contractual percentage of Novartis' sales price. Additionally, Novartis will reimburse the Company for its costs of maintaining several area business consultants to assist in selling Synvisc in certain countries.

   Research and Development Agreements

      In July 1991, the Company entered into an agreement with Pharmacia to perform certain toxicity testing. The Company received $0.1 million, $0.6 million and $0.6 million of revenues relating to this testing for the years ended December 31, 1999, 1998, and 1997, respectively. Such amounts have been included in research contract revenue.

      During February 1990, the Company and its wholly owned subsidiary, Biomatrix Svenska AB, entered into an agreement with a Swedish Limited Partnership, Up-Will Investor KB ("Up-Will"). Up-Will invested in Biomatrix Svenska AB in order that the Company could pursue the obtainment of regulatory approvals to manufacture and market Synvisc in Germany, France, Spain and the United Kingdom. Up-Will provided Svenska AB with a total of approximately $1.5 million. In return, Up-Will receives a royalty from the Company equal to 6% of all net sales of Synvisc in the countries referred to above, for a period of 10 years from the date of first commercial sale in each country, regardless of whether the sales are made by the Company, Biomatrix Svenska AB or another party. Two of the Company's officers hold convertible debt in Up-Will.

                        BIOMATRIX, INC. AND SUBSIDIARIES

11.  Stock Options

      The Company has two fixed stock option plans which reserve shares of common stock for issuance to executives, employees, consultants and directors. The Company applies the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock based compensation plans. Accordingly, compensation expense has been recognized to the extent applicable in the financial statements with respect to the two plans in accordance with APB No. 25. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123 "Accounting For Stock Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1999            1998           1997
                                                               ----            ----           ----
        Net income - as reported........................      $18.6           $12.1         $ 15.7
        Net income - pro forma..........................        8.5             9.4           14.7

        Net income per share - as reported (basic)......       0.81            0.54           0.72
        Net income per share - pro forma (basic)........       0.37            0.42           0.68

        Net income per share - as reported (diluted)....       0.76            0.51           0.69
        Net income per share - pro forma (diluted)......       0.35            0.39           0.65

      Since option grants awarded during 1999, 1998 and 1997 typically vest over several years and additional awards are expected to be issued in the future, the pro forma results shown above are not likely to be representative of the effects on future years of the application of the fair value based method.

      The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                           1999                 1998                 1997
                                           ----                 ----                 ----
        Dividend Yield                      N/A                  N/A                  N/A
        Expected Volatility                 70%                  70%                  70%
        Risk-free Interest Rate       4.78% to 6.29%       4.31% to 5.84%       5.85% to 6.79%
        Expected Option Life                6.0                  6.0                  6.0

      Under the amended plan approved by the shareholders in May 1997, the total number of shares of common stock that may be granted is 6,000,000. In May 1995, the shareholders approved a Stock Option Plan for Non-Employee Directors of the Company. This plan authorizes the granting of options on 200,000 shares of common stock to directors who are not employees of the Company, who will automatically receive an option to acquire 5,000 shares upon election or re-election to the Board.

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

Information regarding these option plans for 1999, 1998 and 1997 is as follows:

                                        1999                        1998                        1997
                             --------------------------- --------------------------- ----------------------------
                                            Weighted-                   Weighted-                   Weighted-
                                             Average                     Average                     Average
                                            Exercise                    Exercise                     Exercise
                                Shares        Price         Shares        Price         Shares        Price
                             --------------------------- --------------------------- ----------------------------
Options outstanding,
     beginning of year......  2,371,140         $9.20      1,854,714        $6.15     1,633,054        $ 3.06
Options exercised...........   (194,008)         5.15       (139,364)        3.14      (584,840)         1.32
Options granted.............    632,016         26.08        728,740        15.79       821,600          8.84
Options canceled............    (77,800)        17.95        (72,950)       10.69       (15,100)         4.84
                             ----------                    ---------                  ---------
Options outstanding,
     end of year............  2,731,348        $13.15      2,371,140        $9.20     1,854,714        $ 6.15

Option price range at
     end of year............        $0.50 to $40.00             $0.50 to $25.94             $0.50 to $16.00

Options exercisable,
     end of year............  1,150,789      $ 7.43          853,610        $5.18       638,814        $ 3.06
Option price range for
     exercised shares.......        $0.50 to $19.00              $0.50 to $8.63              $0.50 to $8.63
Options available for grant
     at end of year.........  1,422,062                      976,278                  1,680,966
Weighted-average fair value
     of options granted
     during the year........     $15.09                       $10.89                      $5.99




         The following table summarizes information about stock options at December 31, 1999:

                                            Options Outstanding                            Options Exercisable
                            ----------------------------------------------------    -----------------------------------
                                                 Weighted-
                                                  Average           Weighted-                              Weighted-
                                 Number          Remaining           Average             Number             Average
                               Outstanding      Contractual         Exercise           Exercisable         Exercise
Range of Exercise Prices       at 12/31/99         Life               Price            at 12/31/99           Price
--------------------------- ----------------- ----------------- ----------------    ------------------ ----------------
$0.50     -    $ 1.00             32,042            4.54             $ 0.98               32,042           $  0.98
$2.31     -    $ 5.63            728,760            5.72             $ 3.75              517,360           $  3.00
$6.00     -    $15.00            945,090            7.30             $10.86              464,840           $  9.56
$15.44    -    $25.94            508,480            8.59             $17.69              117,813           $ 16.74
$26.19    -    $40.00            516,976            9.14             $26.85               18,734           $ 29.79

      Compensation expense of $0.2 million, $0.2 million and $0.1 million was recorded for the years ended December 31, 1999, 1998 and 1997, respectively, in accordance with APB No. 25.

                        BIOMATRIX, INC. AND SUBSIDIARIES

12.  Contingency

         In August 1990, the Company received a notice from the Pennsylvania Department of Environmental Protection ("DEP") that it is one of approximately 1,000 potentially responsible parties ("PRPs") that may have clean-up responsibility at the Industrial Solvents and Chemical Company site in York Haven, Pennsylvania (the "Site"). During the late 1980s, the Company, through a licensed waste disposal transport company, shipped industrial solvents to the Site, which was operating as a recycling facility. The DEP reviewed hazardous waste found at the Site as well as the DEP's own records in order to identify additional PRPs and to quantify each PRP's volumetric contributions. The Company is a member of a steering committee that consists of many PRPs. As of December 31, 1997 the Company had a reserve of $0.7 million related to this matter. During the fourth quarter of 1998, the final remedy was selected by the DEP and the Company settled out of the matter pursuant to a buy-out proposal prepared by the steering committee and reversed the reserve. Therefore, at December 31, 1999 and 1998 the Company no longer had a reserve for any potential litigation regarding this matter.

   Litigation

         In October 1996, Michael Jarcho ("Jarcho") filed suit in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for the alleged breach by the Company of Jarcho's consulting agreement. A consulting agreement had been entered into between the Company and Jarcho on December 2, 1988. The agreement contains certain royalty provisions for products that result from Jarcho's consultancy. Jarcho contends, inaccurately in the Company's view, that Hylaform resulted from his consultancy. Jarcho seeks a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company believes that no royalties are owed Jarcho as a result of Hylaform sales. Jarcho's case was dismissed on January 10, 1997, on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, the Company opposed that request, and the request was denied. On June 16, 1997 Jarcho filed suit in New Jersey state court. A tentative trial date has been set for May 2000. The Company has been defending this matter vigorously. In accordance with the Company's policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

13.  Employee Benefit Plan

      The Company adopted a defined contribution retirement savings plan effective January 1, 1992. Pursuant to Section 401k of the Internal Revenue Code, if a participant decides to contribute, a portion of the contribution can be matched by the Company. Company contributions are discretionary and plan expenses, which are immaterial, are paid by the Company on behalf of the plan.

      Presently, the Company does not offer its employees postretirement or postemployment benefits. Therefore, the Company is not impacted by the SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" or SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

14.  Concentration of Credit Risk and Market Risk

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

      Because we currently have operations outside the U.S., we are exposed to market risk from changes in foreign exchange rates. To reduce the risk from fluctuations in foreign currencies, we have structured our various distribution agreements in United States dollars. Approximately 2% of 1999 total revenues were generated in foreign currencies. As of December 31, 1999, 9% of our total assets were located outside of the United States, and no single country had a significant concentration of cash.

                        BIOMATRIX, INC. AND SUBSIDIARIES

15.      Segment Data

      In the fourth quarter of 1998 the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining the reportable business segments using the management reporting approach. The following data is utilized by the Company's Executive Committee (the chief operating decision makers) when analyzing the performance of the Company.

                                                              1999            1998            1997
                                                              ----            ----            ----
    Product Sales:
       Synvisc:
         United States.........................             $ 53.7          $ 28.5          $   4.0
         Rest of the World.....................               14.6             5.2              3.6
       All Other Products......................                3.7             4.1              4.1
                                                            ------          ------           ------
       Total Product Sales.....................             $ 72.0          $ 37.8           $ 11.7
                                                            ======          ======           ======

    Identifiable Assets:
       United States...........................             $ 89.8          $ 73.9           $ 36.1
       Rest of the World.......................                9.2             9.4              7.8
                                                            ------          ------           ------
       Total Assets............................             $ 99.0          $ 83.3           $ 43.9
                                                            ======          ======           ======

16. Major Customer and License Fee Data

      A significant portion of the Company's products are sold to customers under the terms of multiple-year marketing and distribution agreements. In many cases, a customer has paid license fees to the Company for the exclusive rights in the respective territory. Of the reported product sales for each of the years ended December 31, 1999, 1998 and 1997, one customer accounted for 81% (Customer A 81%), one customer accounted for 78% (Customer A 78%), and three customers accounted for 64% (Customer A 40%, Customer B 14%, and Customer C 10%), respectively. Of the reported income from licenses, royalties, and research contracts for each of the years ended December 31, 1999, 1998 and 1997, one corporate partner accounted for 91% (Partner A 91%), two corporate partners accounted for 93% (Partner A 61% and Partner B 32%), and two corporate partners accounted for 96% (Partner A 82% and Partner C 14%), respectively.

17. Impact of the Adoption of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

      In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which was amended on March 24, 2000 to delay the implementation date for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. To the extent the guidance in SAB 101 differs from the generally accepted accounting principles previously utilized by an SEC registrant, SAB 101 indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle.

                        BIOMATRIX, INC. AND SUBSIDIARIES

17.   Impact of the Adoption of Recently Issued Accounting Standards (continued)

      Prior to promulgation of SAB 101, the Company had reported non-refundable up-front and milestone fees received pursuant to distribution agreements in the period earned, which was deemed to be the date when all related material commitments had been satisfied and no future consideration was required. While the Company believes the pricing under these agreements entered into with various marketing partners provides for arms-length pricing of product sales, SAB 101 requires that the Company reviews all of its non-refundable fees to determine if they should be linked to the supply arrangements and reported as additional revenue from product sales made pursuant to those arrangements.

      The Company is currently in the process of evaluating the impact of SAB 101 on its accounting policy for non-refundable fees received pursuant to distribution agreements with marketing partners. The Company is in the process of reviewing each of its many distribution agreements to assess whether non-refundable, up-front license fees and/or milestone payments should be deferred in accordance with SAB 101. Accordingly, the Company anticipates that a change in its accounting policy will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash, after-tax charge is preliminary estimated to range from $13.0 million to $20.0 million. Such amount would be recorded as deferred revenue and recognized as product revenue in future periods. The Company intends to implement changes resulting from SAB 101 in the second quarter of 2000.

18. Subsequent Events

      On March 6, 2000, Genzyme Corporation ("Genzyme"), a Massachusetts corporation, Seagull Merger Corporation, a Massachusetts corporation and wholly-owned subsidiary of Genzyme ("Merger Sub"), and Biomatrix entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the parties will effect a business combination through a merger of Biomatrix with and into Merger Sub (the "Merger"). In connection with the Merger, Genzyme will form a new division, the Genzyme Biosurgery division, and will create a new series of common stock designated as "GZBX division Common Stock," $0.01 par value per share ("GZBX Stock"), which will be issued to the holders of Biomatrix common stock, $.0001 par value per share ("Biomatrix Common Stock"), in the Merger. The currently proposed terms of the GZBX Stock are set forth as an exhibit to the Merger Agreement. In connection with the Merger, Genzyme's Tissue Repair Division and Surgical Products Division will become part of the Genzyme Biosurgery division and the Genzyme Tissue Repair Common Stock ("GTR Stock") series and Genzyme Surgical Products Common Stock ("GSP Stock") series will be exchanged for GZBX Stock (the "Genzyme Reorganization"). The transaction, which will be accounted for using the purchase method of accounting, is expected to close in the second quarter of 2000.

      Under the terms of the Merger Agreement, each outstanding share of Biomatrix Common Stock will be converted, at the option of the holder, into either (i) $37.00 in cash or (ii) one share of GZBX Stock (the "Merger Consideration"). Based on the cash election price and the number of shares of Biomatrix Common Stock outstanding, Biomatrix expects that the cash portion of the transaction will be approximately $245 million. Under the Merger Agreement, 28.38% of the shares of Biomatrix Common Stock outstanding at the effective time of the Merger will be exchanged for cash and the remaining 71.62% of the shares of Biomatrix Common Stock outstanding at the time of the Merger will be converted into shares of GZBX Stock at a conversion rate of one share of GZBX Stock for each share of Biomatrix Common Stock. However, the number of shares of GZBX Stock to be issued in the Merger is subject to an upward adjustment if the value of the GZBX Stock to be issued in the Merger on the effective date of the Merger is less than 45% of the total Merger Consideration in order to preserve the status of the Merger as a tax-free reorganization.

                        BIOMATRIX, INC. AND SUBSIDIARIES

18.      Subsequent Events  (continued)

      Under the terms of the Merger Agreement, each outstanding share of GSP Stock will convert into 0.6060 shares of GZBX Stock and each share of GTR Stock will convert into 0.3352 shares of GZBX Stock. Based on the number of common shares outstanding for each entity at the signing date, the Genzyme Biosurgery division is expected to have approximately 35.2 million shares outstanding.

      Consummation of the Merger is subject to the adoption of the Agreement and Plan of Merger by the Biomatrix stockholders, the approval of the issuance of GZBX Stock in the Merger and the necessary amendments of Genzyme's charter by the Genzyme stockholders, including the approval of the exchange of GSP Stock for GZBX Stock by GSP stockholders and the exchange of GTR Stock for GZBX Stock by GTR stockholders, the receipt of regulatory approvals and certain other customary closing conditions.

      Certain officers of Biomatrix holding an aggregate of approximately 34% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, in connection with the Merger, Biomatrix has granted Genzyme an option to purchase 4.6 million shares of Biomatrix Common Stock under certain circumstances.