Form 10-K/A
period 1999-12-31
BIOMATRIX INC
filed 2000-04-26
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A

                               Amendment No. 1 to
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

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

                            Yes     X        No
                                  ----           ----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item-405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 1, 2000, was approximately $351.2 million, based upon the last reported sales price of the registrant's Common Stock on the New York Stock Exchange.

         At April 1, 2000 there were 23,308,771 shares of the registrant's Common Stock outstanding.
                              --------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Other documents incorporated by reference are listed in the Exhibit Index.

The following items are amended:

Item 10.      Directors and Executive Officers of the Registrant
Item 11.      Executive Compensation
Item 12.      Security Ownership of Certain Beneficial Owners and Management
Item 13.      Certain Relationships and Related Transactions


Item 10.  Directors and Executive Officers of the Registrant

         Background of Directors

         Endre A. Balazs, M.D., a co-founder of the Company, became Chief Executive Officer and Chief Scientific Officer of the Company in February 1987, having served as President from inception of the Company until that time. He also served as a Director of the Company since its inception to the present. He is the Malcolm P. Aldrich Research Professor Emeritus at the College of Physicians and Surgeons, Columbia University. Prior to joining Columbia in 1975, he taught at Harvard Medical School for 25 years, during which time he was also co-founder, research director and President of the Retina Foundation and the Boston Biomedical Research Institute. From 1968 to 1978, Dr. Balazs was President and owner of Biotrics, Inc., which developed and manufactured the first hyaluronan therapeutic products used in medicine. He is the author of more than 300 scientific articles and patents. Dr. Balazs received a M.D. from the University of Budapest, Hungary. He is married to Dr. Denlinger.

         H. Stuart Campbell has been Chairman of the Board of the Company since 1983. For 22 years prior to his association with the Company he held various marketing and executive positions at Johnson & Johnson, having retired in 1982 as Company Group Chairman of the Ethicon business of that corporation. Currently, Mr. Campbell is the owner of Highland Packaging Labs, Inc. and also a director of Atrix Laboratories, Inc. and Mesa Laboratories, Inc. He is a graduate of Cornell University and the Advanced Management Program of the Harvard University Graduate School of Business Administration.

         Janet L. Denlinger, Ph.D., a co-founder of the Company, has been Executive Vice President of the Company since 1989 and a Vice President and Director of the Company since its inception. She was a research associate of Dr. Balazs for 20 years at the Boston Biomedical Research Institute and then at the Department of Ophthalmology, College of Physicians and Surgeons, Columbia University. She is the author of numerous publications in physiology, biochemistry, biological activity and metabolism of hyaluronan. Dr. Denlinger received a Ph.D. in biochemistry from the University of Lille, France. She is married to Dr. Balazs.

         Kurt Mark has been a Director of the Company since June 1987 and has served as an advisor to the Company since 1985. He served on the Board of Directors of Pharmacia AB from 1974 to 1984, and was Chairman from 1978 to 1984. Mr. Mark was a senior partner of the law firm Vinge, with principal offices in Goteborg, Stockholm, Paris, London, Brussells and Hong Kong, until 1999. Mr. Mark was also Chairman of the Boards of Elof Hansson AB and Elof Hansson, Inc. (New York), the Lundberg Research Foundation and the Elof Hansson Foundation. He received a law degree from the University of Uppsala, Sweden.

         Justin P. Morreale, Esq., has been a Director of the Company since May 1997. Mr. Morreale has been a partner of Bingham Dana LLP, a law firm based in Boston, Massachusetts, since 1975. Mr. Morreale has acted as counsel to the Company since its formation and served as Secretary of the Company from that time until July 1998. Mr. Morreale is a graduate of Syracuse University and Harvard Law School.

         Rory B. Riggs was elected President of the Company on April 1, 1996 and served as the acting Chief Financial Officer from September 1996 to January 1998. He has been a Director of the Company since October 1990. Since 1991, he has been affiliated with ITIM Corp. and Pharmaceutical Partners LLC, investment advisory and venture capital firms specializing in pharmaceutical and biotechnology investments. From 1991 to 1994, he was acting President and Chief Executive Officer of RF&P Corporation, a company wholly owned by the Virginia

Retirement System. Until 1990, Mr. Riggs was a Managing Director in the Mergers and Acquisitions Department at PaineWebber Incorporated, where he was employed for more than nine years. He is a graduate of Middlebury College and Columbia University's Graduate School of Business. Mr. Riggs is a member of the Board of Directors of Spartan, Inc. and FibroGen, Inc.

         Julius A. Vida, Ph.D., has been a Director since April 1993. He is President of Vida International Pharmaceutical Consultants and is a consultant to several pharmaceutical and biotechnology companies. He was formerly the Vice President, Business Development, Licensing and Strategic Planning for Bristol-Myers Squibb Co. His background includes establishment of international businesses in new pharmaceutical therapeutic areas, modernizing portfolios by in-licensing innovative new products and developing contacts with the private sector as well as academia and international government agencies. Dr. Vida received his Ph.D. from Carnegie Mellon University, his M.B.A. from Columbia University in New York and was a post-doctoral research fellow at Harvard University. He has held R & D positions at Merck and Kendall/Colgate Company, and is the holder of over 30 U.S. patents, author of 35 scientific publications and 20 books or chapters. Dr. Vida is a member of the Board of Directors of Medarex, Inc., FibroGen, Inc., SuperGen, Inc. and Orphan Medical.

         Background of Executive Officers

         The information with respect to executive officers required by this item is set forth in Part I of the Report.

Item 11.  Executive Compensation

         Summary Compensation Table. The following table sets forth certain compensation information for each of the Company's last three fiscal years with respect to (i) the Company's Chief Executive Officer and (ii) each of the Company's four other most highly compensated executive officers based on salary and bonus earned during fiscal 1999. The Company maintains a 401(k) retirement savings plan for all of its employees, including its executive officers.

                                                                              Long Term
                                                Annual Compensation          Compensation
                                                                         Securities Underlying         All Other
Name and Principal Position       Year        Salary($)    Bonus ($) (1)     Options (#)        Compensation ($)(2)
---------------------------       ----        ---------    -------------     -----------        -------------------
Endre A. Balazs, M.D.,            1999          213,308           21,331               -                  250
   CEO and CSO                    1998          204,514                -               -                  250
                                  1997          194,775                -               -                  250

Rory B. Riggs,                    1999          181,268           18,127               -                  250
   President                      1998          172,144           17,214               -                  250
                                  1997          148,400           29,680          20,000   (3)              -

Janet L. Denlinger, Ph.D.,        1999          189,114           18,911               -                  250
   Executive Vice President       1998          179,595           17,960               -                  250
                                  1997          156,170           31,254          20,000   (3)            250

Donald Woodhouse,                 1999          168,480           16,848           7,500                  250
   Vice President, Manufacturing  1998          160,000           16,000               -                  250
                                  1997          140,418           14,042          30,000                  250

Maxine Seifert, (4)               1999          168,549           42,137           9,000                  250
   Chief Financial Officer        1998          160,000           16,000          80,000                    -

(1) Represents bonus earned during the fiscal year. In some instances all or a portion of the bonus was paid during the next fiscal year.
(2) Amounts presented represent the Company's matching contributions under the Company's 401(k) Plan.
(3)   Such option grants were cancelled on March 31, 1998.
(4)   Ms. Seifert became Chief Financial Officer on January 5, 1998.

         Option Grants and Exercises in Fiscal Year 1999. The following tables summarize option grants and exercises during fiscal 1999 to or by the executive officers named in the Summary Compensation Table. In accordance with Securities and Exchange Commission rules, also shown are the hypothetical gains or "option spreads", on a pre-tax basis, that would exist for the respective options. These gains are based on assumed rates of annual compound stock appreciation of 5% and 10% from the date the options were granted over the full option term.

                        OPTION GRANTS IN FISCAL YEAR 1999

                                                                                                  Potential
                                                                                                  Realizable
                                                    Individual Grants                          Value at Assumed
                         -----------------------------------------------------------------
                          Securities         Percent of                                        Annual Rates of
                          Underlying        Total Options                                        Stock Price
                            Options          Granted to         Exercise                         Appreciation
                            Granted           Employees           Price      Expiration        For Option Term
                                                                                           -------------------------
         Name               (#) (1)      In Fiscal Year (%)      ($/Sh)          Date        5% ($)       10% ($)
         ----
                         -------------- ---------------------- ------------ -------------- ------------ ------------
Endre A. Balazs                  -              -                   -             -                -
                                                                                                                 -
Rory B. Riggs                    -              -                   -             -                -
                                                                                                                 -
Janet L. Denlinger               -              -                   -             -                -
                                                                                                                 -
Maxine Seifert                9,000 (2)         1.4%              $26.18        2/11/09      148,112       375,450
Donald Woodhouse              7,500 (2)         1.2%              $26.18        2/11/09      123,427       312,875

-----------------

(1) All grants are under the Company's 1994 Stock Option Plan, as amended. Such Options are not transferable, other than by will or by the laws of descent and distribution.
(2)   Options will become exercisable on 8/11/00.

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR 1999
                        AND FISCAL YEAR-END OPTION VALUES

                                                                Securities             Value of Unexercised
                                                          Underlying Unexercised           In the Money
                        Shares                                  Options at                  Options at
                      Acquired On         Value             Fiscal Year-End(#)        Fiscal Year-End ($)(2)
Name                 Exercise (#)   Realized($)(1)      Exercisable/Unexercisable    Exercisable/Unexercisable
----                 ------------   --------------      -------------------------    -------------------------
Endre A. Balazs                 -                -               -   / -                     -  / -
Rory B. Riggs                   -                -               -   / -                     -  / -
Janet L. Denlinger              -                -          27,500   /  2,500          410,718  /  24,406
Maxine Seifert                  -                -          22,000   / 67,000          169,250  / 268,250
Donald Woodhouse                -                -          29,500   / 28,000          368,938  / 207,313

-------------
(1) Value is calculated based on the difference between the option price and the market price of the Common Stock on the date of exercise multiplied by the number of shares to which the exercise relates.
(2) Value is calculated based on the difference between the option exercise price and the market price of the Common Stock on December 31, 1999 ($19.25) multiplied by the number of shares to which the option relates.

Executive Employment Agreements and Severance Agreements

                  The Company entered into an employment agreement with Dr. Balazs, as of December 30, 1988, which as amended on February 29, 2000, provides for compensation at an annual rate to be determined by the Compensation Committee. The Compensation Committee set Dr. Balazs' salary for 1999 at $213,308. Dr. Balazs declined salary increases in 1994 and 1995 and accepted approximate salary increases of 5%, 6%, 5% and 4% in 1996, 1997, 1998 and 1999, respectively. The agreement includes a covenant not to compete with the Company during his employment and for a period up to eighteen months thereafter. This agreement is terminable at any time by either party.

         The Company entered into an employment agreement with Mr. Riggs as of April 2, 1996, pursuant to which Mr. Riggs is to serve as President of the Company. This agreement is terminable by either party upon thirty days notice. Under the employment agreement, Mr. Riggs is to receive an annual base salary of at least $140,000 and is eligible to receive an annual performance bonus and salary increase upon the recommendation of the Company's Chief Executive Officer and at the discretion of the Compensation Committee. Additionally, in connection with Mr. Riggs' becoming President of the Company, Mr. Riggs purchased 400,000 shares of the Company's Common Stock on April 2, 1996 at a price of $6.13 per share, such price representing the fair market value. Mr. Riggs paid for such shares by issuing the Company a four year promissory note in the amount of $2,450,000 which was payable over a four year period with an annual interest rate of 6%. In July 1998 Mr. Riggs' repaid the note, plus accrued interest, in full.

Change of Control Agreements

         The Company has entered into change of control agreements with Dr. Balazs, Dr. Denlinger and Ms. Seifert, each of whom are executive officers of Biomatrix. Under the change of control agreements, Dr. Denlinger and Ms. Seifert will be paid severance payments equal to approximately 24 months salary upon completion of the pending merger with Genzyme Corporation (see Recent Developments in Part I, Item 1 of this Form 10-K). In addition, Dr. Balazs, Dr. Denlinger and Ms. Seifert will receive health benefits for a period of 24 months after completion of the merger. Genzyme has entered into an employment agreement with Mr. Riggs in which Mr. Riggs agreed to be employed by Genzyme after the merger at least until December 31, 2000. On that date, or earlier if he is terminated without cause, pursuant to the employment agreement, Mr. Riggs is entitled to a severance payment equal to approximately 24 months salary payable upon termination of his employment with Genzyme.


         Also, as part of the pending merger with Genzyme Corporation, at the expected time of the merger, options to purchase 45,000 shares of Biomatrix common stock held by Ms. Seifert, and options to purchase an aggregate of 73,333 shares of Biomatrix common stock held by Mssrs. Mark and Vida, non-employee directors of Biomatrix, will accelerate and become fully exercisable.


Compensation of Directors

         Each Director who is not an employee of the Company is entitled to receive a Director's fee of $300 per meeting. All Directors are reimbursed for expenses incurred in attending meetings of the Board.

         In accordance with the Company's Non-Employee Director Stock Option Plan (the "Director Plan"), non-employee Directors are entitled to receive stock options, at fair market value. Upon initial election or re-election to the Board of Directors and annually thereafter, a non-employee Director will receive a grant of 5,000 options which will vest immediately on the date of the Company's annual meeting, or in lieu thereof, may purchase an equal number of shares of restricted stock under the Company's Restricted Stock Plan, at a price equal to the fair market value.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 31, 2000, the ownership of the Company's Common Stock held by: (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock;
(ii) each director, each nominee for election as a director and each named executive officer of the Company; and (iii) all of the Company's executive officers and directors as a group. As of such date, the Company had 23,308,771 shares of Common Stock outstanding. The number of shares and the percentage beneficially owned by the persons named in the table and by all executive officers and directors as a group are presented in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 and include, in addition to shares issued and outstanding, unissued shares which are issuable upon exercise of options within 60 days of March 31, 2000.

                                                                                      Beneficial Ownership
                                                                               Number of
                                                                               Shares(1)               Percent
                                                                               ---------               -------
      Endre A. Balazs, M.D.............................................      4,395,836 (2)              18.9
      Janet L. Denlinger, Ph.D.........................................      2,355,670 (3)              10.1
      Rory B. Riggs....................................................      1,746,000 (4)               7.5
      H. Stuart Campbell...............................................        201,828 (5)                 *
      Justin P. Morreale...............................................        110,000 (6)                 *
      Maxine Seifert...................................................        112,000 (7)                 *
      Donald Woodhouse.................................................         65,150 (8)                 *
      Julius A. Vida, Ph.D.............................................         77,000 (9)                 *
      Kurt Mark........................................................         50,667 (10)                *

      All executive officers and directors as a group (12 persons).....      9,260,801 (11)             39.7
--------------
  * Less than 1%


(1) Unless otherwise indicated in these footnotes, each Shareholder has sole voting and investment power with respect to the shares beneficially owned.
(2) Excludes 2,325,670 shares of Common Stock and 30,000 shares of Common Stock subject to exercisable options held by Dr. Denlinger, as to which shares Dr. Balazs disclaims beneficial ownership. The address of such person is 65 Railroad Avenue, Ridgefield, N.J. 07657.
(3) Excludes 4,395,836 shares held by Dr. Balazs, as to which shares Dr. Denlinger disclaims beneficial ownership. Includes 30,000 shares of Common Stock subject to issuance upon exercise of options within 60 days of March 31, 2000. The address of such person is 65 Railroad Avenue, Ridgefield, N.J. 07657.
(4)   The address of such person is 65 Railroad Avenue, Ridgefield, NJ 07657.
(5) Includes 54,000 shares of Common Stock subject to issuance upon exercise of options within 60 days of March 31, 2000. Excludes 19,672 shares of Common Stock owned by Mr. Campbell's wife, as to which shares Mr. Campbell disclaims beneficial ownership.
(6) Excludes 2,000 shares of Common Stock owned by Mr. Morreale's wife, as to which shares Mr. Morreale disclaims beneficial ownership.
(7) Includes 52,000 shares of Common Stock subject to issuance upon exercise of options within 60 days of March 31, 2000.
(8) Includes 34,000 shares of Common Stock subject to issuance upon exercise of options within 60 days of March 31, 2000. Excludes 600 shares of Common Stock owned by Mr. Woodhouse's daughter as to which shares Mr. Woodhouse disclaims beneficial ownership.
(9) Represents shares of Common Stock subject to issuance upon exercise of options within 60 days of March 31, 2000. Excludes 1,682 shares of Common Stock owned by Dr. Vida's wife and children as to which shares Dr. Vida disclaims beneficial ownership.
(10) Represents shares of Common Stock subject to issuance upon exercise of options within 60 days of March 31, 2000.
(11) Includes 396,857 shares of Common Stock subject to issuance upon exercise of options within 60 days of March 31, 2000.

Item 13.  Certain Relationships and Related Transactions

Certain Transactions

         Certain of the Company's Executive Officers and Directors have purchased shares of Common Stock pursuant to the Company's 1997 Restricted Stock Plan, as administered by the Compensation Committee of the Board of Directors. All such purchases of Common Stock, with the exception of the 10,000 shares sold to each of Dr. Denlinger and Mr. Riggs on May 29, 1997 noted below, have been at fair market value on the date of purchase. In addition, all such purchases have been made in cash or have been subject to ten year, full recourse, interest bearing notes. The following purchases have occurred since the inception of the 1997 Restricted Stock Plan:

o On May 29, 1997, the Company sold 12,000 shares of Common Stock to each of Dr. Janet L. Denlinger, Mr. Rory B. Riggs and Justin P. Morreale, Esq. at a purchase price of $7.94 per share, such price representing the fair market value. The Company also sold an additional 10,000 shares of Common Stock to each of Dr. Denlinger and Mr. Riggs at a purchase price of $5.63 per share. Both officers recognized a gain on this transaction based on the fair market value of $7.94 per share as of May 28, 1997. The Company recognized compensation expense of $46,250 in its consolidated financial statements. The related promissory notes incur simple interest at an annual rate of 7.18%.

o On June 30, 1997, the Company sold 70,000 shares of Common Stock to each of Drs. Balazs and Denlinger and Mr. Riggs. Such shares were sold at a purchase price of $9.00 per share, such price representing the fair market value. Drs. Balazs and Denlinger and Mr. Riggs purchased the shares with cash.

o On January 5, 1998, the Company sold 60,000 shares of Common Stock to Maxine Seifert at a purchase price of $14.81 per share, such price representing the fair market value. The related promissory note incurs simple interest at an annual rate of 6.13%.

o On March 31, 1998, the Company sold 20,000 shares of Common Stock to each of Dr. Denlinger and Mr. Riggs at a purchase price of $14.00 per share, such price representing the fair market value. The related promissory notes incur simple interest at an annual rate of 5.91%.

o On April 29, 1998, the Company sold 58,000 and 48,000 shares of Common Stock to each of Mr. Stuart Campbell and Justin P. Morreale, Esq., respectively, at a purchase price of $15.44 per share, such price representing the fair market value. The related promissory notes incur simple interest at an annual rate of 5.98%.

o On June 16, 1998, the Company sold 400,000 shares of Common Stock to Mr. Riggs at a purchase price of $16.75 per share, such price representing the fair market value. The related promissory note incurs simple interest at an annual rate of 6.02%.

o On March 17, 1999, the Company sold 24,000 shares of the Company's Common Stock to each of Drs. Balazs and Denlinger and Mr. Riggs at a purchase price of $33.94 per share, such price representing the fair market value. The related promissory notes incur simple interest at an annual rate of 5.30%.

         In addition to regularly scheduled non-employee director option grants to directors, on April 29, 1998, the Company granted options to purchase 64,000 and 96,000 shares of common stock to Mr. Kurt Mark and Dr. Julius A. Vida, respectively, at a purchase price of $15.44 per share, such price representing the fair market value.

         Mr. Morreale is a partner of the law firm Bingham Dana LLP, which is general counsel to the Company.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registered has duly caused this amendment report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    BIOMATRIX, INC.



                                                    By:  /s/ ENDRE A. BALAZS
                                                         -------------------
                                                    Endre A. Balazs, M.D.
                                                    Chief Executive Officer and
                                                    Chief Scientific Officer