Form 10-Q
period 2000-03-31
BIOMATRIX INC
filed 2000-05-15
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended March 31, 2000              Commission File Number 0-19373
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
                                               Yes  X           No
                                                   ---            ---

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                      Class                              May 1, 2000
                      -----                              -----------

             Common stock, $ 0.0001 par value            23,382,576

                                 BIOMATRIX, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         March 31, 2000 and December 31, 1999 (Unaudited)...................  3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2000 and 1999 (Unaudited).............  4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and 1999 (Unaudited).............  5

         Notes to Condensed Consolidated Financial Statements...............  6

         ITEM 2

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  12

PART II. OTHER INFORMATION

         ITEM 6

         Exhibits and Reports on Form 8-K..................................  17

         Signatures........................................................  18

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (in millions, except share and per share data)


                                                                                    March 31,      December 31,
                                                                                     2000             1999
                                                                                     ----             ----
                                                                                                     <C.
     ASSETS
Current assets:
   Cash and cash equivalents.............................................            $33.3           $35.0
   Accounts receivable, less allowance for doubtful accounts.............             11.8            10.1
   Inventory, at lower of cost or market.................................              9.0             8.5
   Prepaid expenses and other current assets.............................              3.1             3.2
                                                                                     -----           -----
           Total current assets..........................................             57.2            56.8

Property, plant and equipment, net.......................................             40.7            41.3
Other assets.............................................................              0.8             0.9
                                                                                     -----           -----
          Total assets...................................................            $98.7           $99.0
                                                                                     =====           =====

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................            $ 1.1           $ 1.3
   Accrued expenses......................................................              7.3             8.0
   Notes payable - current...............................................              0.6             0.6
                                                                                     -----           -----
           Total current liabilities.....................................              9.0             9.9

Notes payable............................................................             11.7            11.9
                                                                                     -----           -----
           Total liabilities.............................................             20.7            21.8
                                                                                     -----           -----

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued.................              -               -
   Common stock, $.0001 par value: 60,000,000 authorized;
     23,401,065 and 23,374,366 issued and 23,308,771 and
     23,282,072 outstanding in 2000 and 1999, respectively ..............              0.0             0.0
   Additional paid-in capital ...........................................             83.1            82.7
   Notes receivable - related parties....................................            (14.1)          (14.0)
   Retained earnings.....................................................             11.4            10.9
   Accumulated other comprehensive loss .................................             (1.5)           (1.5)
   Treasury stock, 92,294 shares of common stock at cost.................             (0.9)           (0.9)
                                                                                     -----           -----

           Total shareholders' equity ...................................             78.0            77.2
                                                                                     -----           -----
           Total liabilities and shareholders' equity....................            $98.7           $99.0
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

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in millions, except share and per share data)


                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                              ---------

                                                                                     2000            1999
                                                                                     ----            ----
Revenues:
    Net product sales....................................................           $ 16.5          $ 16.5
    Income from licenses, royalties and research contracts...............              0.2             0.1
                                                                                    ------          ------
          Total revenues.................................................             16.7            16.6

Costs and expenses:
    Cost of goods sold...................................................              5.0             4.9
    Research and development expenses....................................              2.6             2.2
    Selling, general and administrative expenses.........................              8.5             3.9
                                                                                    ------          ------
          Total costs and expenses.......................................             16.1            11.0
                                                                                    ------          ------

Income from operations...................................................              0.6             5.6

Interest expense.........................................................             (0.2)           (0.4)
Interest and miscellaneous income........................................              0.5             0.3
                                                                                    ------          ------
Income before taxes......................................................              0.9             5.5

Provision for income taxes...............................................              0.4             2.2
                                                                                    ------          ------

Net income...............................................................           $  0.5           $ 3.3
                                                                                    ======           =====


Net income per share:
    Basic ...............................................................           $ 0.02          $ 0.14
    Weighted average basic shares outstanding............................       23,292,421      22,794,084

    Diluted..............................................................           $ 0.02           $ 0.13
    Weighted average diluted shares outstanding..........................       24,642,370      24,461,854


                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                                       Three Months Ended
                                                                                             March 31,

                                                                                         2000          1999
                                                                                         ----          ----
Cash flows from operating activities:
    Net income..................................................................       $ 0.5         $ 3.3
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization............................................         0.9           0.8
       Stock option compensation................................................         0.2           0.1
    Changes in assets and liabilities:
       Accounts receivable......................................................        (1.6)         (1.7)
       Inventory ...............................................................        (0.5)         (2.0)
       License fees, prepaid expenses and other current assets..................         0.1           5.2
       Other assets.............................................................         0.0          (0.0)
       Accounts payable and accrued expenses....................................        (0.9)          2.5
                                                                                       -----         -----

                 Net cash (used for) provided by operating activities...........        (1.3)          8.2
                                                                                       -----         -----

Cash flows from investing activities:
    Capital expenditures........................................................        (0.4)         (4.6)
                                                                                       -----         -----

                 Net cash used for investing activities.........................        (0.4)         (4.6)
                                                                                       -----         -----

Cash flows from financing activities:
    Payments of notes payable and capital lease obligations.....................        (0.2)         (0.2)
    Stock options exercised.....................................................         0.2           0.2
                                                                                       -----         -----

                 Net cash provided by financing activities......................         0.0           0.0
                                                                                       -----         -----

Effect of exchange rate changes on cash.........................................         0.0           0.0
                                                                                       -----         -----

Net (decrease) increase in cash and cash equivalents............................        (1.7)          3.6
Cash and cash equivalents at beginning of period................................        35.0          16.5
                                                                                       -----         -----
Cash and cash equivalents at end of period......................................       $33.3         $20.1
                                                                                       =====         =====

Non-cash financing activities:
    Sale of common stock financed with notes receivable.........................         -            $2.4

                     The accompanying notes are an integral
            part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

         The condensed consolidated financial statements at March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included as part of the Company's Form 10-K, filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - Inventories

         Inventories at March 31, 2000 and December 31, 1999 consisted of (in millions):

                                              March 31,       December 31,
                                                2000              1999
                                                ----              ----
         Raw materials......................   $ 1.0             $ 0.6
         Work-in-process....................     6.9               7.2
         Finished goods.....................     1.1               0.7
                                               -----             -----
                                               $ 9.0             $ 8.5
                                               =====             =====

NOTE 3 - Notes Receivable - Related Parties

         Notes receivable - related parties relates to the acquisition of common stock of the Company at fair market value by certain officers and directors of the Company pursuant to the Company's 1997 Restricted Stock Plan. The notes are with full recourse and are payable with simple interest upon maturity. The balance of the notes including accrued interest at March 31, 2000 and December 31, 1999 was $14.1 million and $14.0 million, respectively. The notes mature over a range of dates from May 2007 to September 2009.

NOTE 4 - Convertible Debt

         In May 1998, the Company issued $15.0 million of subordinated convertible debt to a third party. The debt has a five-year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $20 per share. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied. During the fourth quarter of 1999, the debt holder converted one-third, or $5.0 million, of the debt into 250,000 shares of common stock. Therefore at December 31, 1999 and March 31, 2000, there was $10.0 million of convertible debt outstanding.

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 5 - Net Income Per Common Share

         Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. The Company has convertible debt which is convertible into 500,000 shares of common stock (see
Note 4); however this instrument has not been included in diluted earnings per share for the first quarter of 1999 or 2000 because its effect would be anti-dilutive. A reconciliation of weighted average shares outstanding from basic to diluted for the three months ended March 31, 2000 and 1999 is as follows:

                                                                               2000              1999
                                                                               ----              ----
         Weighted average shares outstanding - Basic...................     23,292,421        22,794,084
         Dilutive effect of stock options..............................      1,349,949         1,667,770
                                                                            ----------        ----------
         Weighted average shares outstanding - Diluted.................     24,642,370        24,461,854
                                                                            ==========        ==========

NOTE 6 - Segment Data

         The following data is utilized by the Company's Executive Committee (the chief operating decision makers) when analyzing the performance of the Company. The following table presents the segment data for the three months ended March 31, 2000 and 1999 (in millions):

                                                      2000            1999
                                                      ----            ----
    Product sales:
       Synvisc(R):
         United States.........................      $11.8            $12.6
         Rest of the world.....................        3.8              3.2
       All other products......................        0.9              0.7
                                                     -----            -----
       Total product sales.....................      $16.5            $16.5
                                                     =====            =====

                                                    March 31,      December 31,
                                                      2000             1999
                                                      ----             ----
    Identifiable assets (in millions):
       United States...........................      $89.3            $89.8
       Rest of the world.......................        9.4              9.2
                                                     -----            -----
       Total assets............................      $98.7            $99.0
                                                     =====            =====

                        BIOMATRIX, INC. AND SUBSIDIARIES

NOTE 7 - Comprehensive Income

         Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table shows comprehensive income for the three months ended March 31, 2000 and 1999 (in millions):

                                                              2000         1999
                                                              ----         ----
         Net income .....................................    $ 0.5        $ 3.3
         Change in cumulative translation adjustment.....      0.0          0.2
                                                             -----        -----
         Comprehensive income............................    $ 0.5        $ 3.5
                                                             =====        =====

NOTE 8 - Contingencies

         In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform(R) resulted from his consultancy and seeks a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The Company disagrees with Jarcho's claims and does not believe that Jarcho is owed any royalties as a result of Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which the Company opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for May 2000. The Company has been defending this matter vigorously. In accordance with the Company's policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 9 - Impact of the Adoption of Recently Issued Accounting Standards

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

         Prior to promulgation of SAB 101, the Company had reported non-refundable up-front and milestone fees received pursuant to distribution agreements in the period earned, which was deemed to be the date when all related material commitments had been satisfied and no future consideration was required. While the Company believes the pricing under these agreements entered into with various marketing partners provides for arms-length pricing of product sales, SAB 101 requires that the Company review all of its non-refundable fees to determine if they should be linked to the supply arrangements and reported as additional revenue from product sales made pursuant to those arrangements.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10 - Recent Developments

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

         Under the terms of the Merger Agreement, each outstanding share of Biomatrix Common Stock will be converted, at the option of the holder, into either (i) $37.00 in cash, (ii) one share of GZBX Stock or (iii) a fixed combination of cash and GZBX Stock (the "Merger Consideration"). Under the Merger Agreement, 28.38% of the shares of Biomatrix Common Stock outstanding at the effective time of the Merger will be exchanged for cash and the remaining 71.62% of the shares of Biomatrix Common Stock outstanding at the time of the Merger will be converted into shares of GZBX Stock at a conversion rate of one share of GZBX Stock for each share of Biomatrix Common Stock. Based on the cash election price and the number of shares of Biomatrix Common Stock outstanding, Biomatrix expects that the cash portion of the transaction will be approximately $245 million.However, the number of shares of Biomatrix Common Stock to be converted to cash in the Merger is subject to downward adjustment if there are Biomatrix shareholders exercising their dissenter's rights or if the value of the GZBX Stock to be issued in the Merger on the effective date of the Merger is less than 45% of the total Merger Consideration in order to preserve the status of the Merger as a tax-free reorganization.

         Under the terms of the Merger Agreement, each outstanding share of GSP Stock will convert into 0.6060 shares of GZBX Stock and each share of GTR Stock will convert into 0.3352 shares of GZBX Stock. Based on the number of common shares outstanding for each entity at the signing date, the Genzyme Biosurgery division is expected to have approximately 35.2 million shares outstanding.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 10 - Recent Developments (continued)

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

         Certain officers of Biomatrix holding an aggregate of approximately 37% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, in connection with the Merger, Biomatrix has granted Genzyme an option to purchase 4.6 million shares of Biomatrix Common Stock under certain circumstances.

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

         The Company's business is subject to significant risks. Certain statements contained in this Form 10-Q are forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and involve risks and uncertainties, including, but not limited to, governmental regulation, reimbursement for products, dependence on distribution relationships, patents, competition, manufacturing, rapid growth, dependence upon key personnel, fluctuation in operating results, product liability, stock price volatility, and other risks detailed in the Company's reports filed under the Securities and Exchange Act, including the Company's Form 10-K for the year ended December 31, 1999. As a portion of the Company's revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

Results of Operations for the three months ended March 31, 2000 and 1999

           Revenues. Total revenues for the three months ended March 31, 2000 were $16.7 million, representing an increase of $0.1 million over the same period of the prior year. Net product sales for the three months ended March 31, 2000 were $16.5 million, equal to the product sales reported for the same period of 1999. Income from licenses, royalties and research contracts was $0.2 million for the three months ended March 31, 2000, or an increase of $0.1 million from the three months ended March 31, 1999.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the three months ended March 31, 2000 and 1999 (Continued)

           Costs and Expenses. Total costs and expenses were $16.1 million for the three months ended March 31, 2000, representing an increase of $5.1 million or 46% over the same period of the prior year. Cost of goods sold for the first quarter of 2000 and 1999 were $5.0 million and $4.9 million, respectively, which produced gross margins of 70% in each period. Research and development expenses were $2.6 million and $2.2 million for the first quarter of 2000 and 1999, respectively. The increase of $0.4 million or 18% resulted from greater clinical costs related to the Company's pipeline of products in development. Selling, general and administrative expenses for the first quarter of 2000 were $8.5 million, representing an increase of $4.6 million or 118%, over the first quarter of 1999. First quarter expenses for 2000 include $3.0 million of marketing expenses related to the Company's U.S. advertising campaign for Synvisc(R). The Company expects this to be a one-time expense. The first quarter of 2000 also includes approximately $0.3 million of costs related to the expected merger with Genzyme. The remainder of the increase over the first quarter of 1999 is primarily due to increased costs related to supporting the scope of the Company's growing global activities.

Income Taxes

         The Company recorded federal and state tax provisions totaling $0.4 million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. The effective rate for the first quarter of 2000 and 1999 was 40%. The Company expects its effective tax rate to continue to approximate the combined statutory federal and state rate in 2000. The effective rate could potentially exceed the combined statutory federal and state rate in the future depending on the impact of certain foreign operations and non-deductible items.

         As of March 31, 2000 the Company had $0.5 million of net deferred U.S. tax assets included in other long term assets and $0.7 million of net deferred tax assets included in other short term assets on its balance sheet, as it is more likely than not that the Company will realize the benefit of these assets. However, the Company has provided a full valuation allowance on certain foreign-related deferred tax assets due to the uncertainty of realization.

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $33.3 million at March 31, 2000. Overall, the Company's cash position decreased by $1.7 million in the three months ended March 31, 2000.

         The Company's operations and capital growth over the past several years have been financed by its sales of products, up-front non-refundable license fee payments from corporate partners, the utilization of the Company's cash and investments and the private placement of debt and equity securities. Since January 1, 1997, the Company has received $36.4 million from non-refundable license fee payments and $19.8 million from the private placement of equity and debt securities.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources (continued)

         For the three months ended March 31, 2000 the Company had negative cash flows from operations of $1.3 million. This decrease is primarily related to a slight increase in accounts receivable as a result of the timing of shipments in the first quarter and a reduction in accrued expenses that resulted from tax payments. During the quarter, the Company also invested $0.4 million in property, plant, and equipment.

Impact of the Adoption of Recently Issued Accounting Standards

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

         Under the terms of the Merger Agreement, each outstanding share of Biomatrix Common Stock will be converted, at the option of the holder, into either (i) $37.00 in cash, (ii) one share of GZBX Stock or (iii) a fixed combination of cash and GZBX Stock (the "Merger Consideration"). Under the Merger Agreement, 28.38% of the shares of Biomatrix Common Stock outstanding at the effective time of the Merger will be exchanged for cash and the remaining 71.62% of the shares of Biomatrix Common Stock outstanding at the time of the Merger will be converted into shares of GZBX Stock at a conversion rate of one share of GZBX Stock for each share of Biomatrix Common Stock. Based on the cash election price and the number of shares of Biomatrix Common Stock outstanding, Biomatrix expects that the cash portion of the transaction will be approximately $245 million. However, the number of shares of Biomatrix Common Stock to be converted to cash in the Merger is subject to downward adjustment if there are Biomatrix shareholders exercising their dissenter's rights or the value of the GZBX Stock to be issued in the Merger on the effective date of the Merger is less than 45% of the total Merger Consideration in order to preserve the status of the Merger as a tax-free reorganization.

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

Recent Developments (continued)

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

         Certain officers of Biomatrix holding an aggregate of approximately 37% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, in connection with the Merger, Biomatrix has granted Genzyme an option to purchase 4.6 million shares of Biomatrix Common Stock under certain circumstances.

                        BIOMATRIX, INC. AND SUBSIDIARIES

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     27.1              Financial Data Schedule


B.  Reports on Form 8-K

 Form 8-K filed on March 15, 2000 reporting one matter under Item No. 5.

                        BIOMATRIX, INC. AND SUBSIDIARIES
                        --------------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:  May 15, 2000                          BIOMATRIX, INC.



                                             By: /s/ Endre A. Balazs
                                                 -------------------------------
                                                 Endre A. Balazs
                                                 Chief Executive Officer and
                                                 Chief Scientific Officer




                                             By: /s/ Maxine Seifert
                                                 -------------------------------
                                                 Maxine Seifert
                                                 Vice President, Finance and
                                                 Chief Financial Officer