Form 10-Q
period 2000-06-30
BIOMATRIX INC
filed 2000-08-14
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2000                   Commission File Number 0-19373
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

                             Yes  X          No
                                 ---            ---

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

             Class                              July 31, 2000
             -----                              -------------
Common stock, $ 0.0001 par value                  23,492,164

                                BIOMATRIX, INC.
                                ---------------
                               TABLE OF CONTENTS
                               -----------------


                                                                         PAGE NO.
                                                                         --------
PART I.   FINANCIAL INFORMATION

          ITEM 1 - Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of
          June 30, 2000 and December 31, 1999 (Unaudited).................   3

          Condensed Consolidated Statements of Operations for the Three
          and Six Months Ended June 30, 2000 and 1999 (Unaudited).........   4

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2000 and 1999 (Unaudited).............   5

          Notes to Condensed Consolidated Financial Statements............   6

          ITEM 2

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................  12

PART II.  OTHER INFORMATION

          ITEM 1

          Legal Proceedings...............................................  18

          ITEM 6

          Exhibits and Reports on Form 8-K................................  18


          Signatures......................................................  19


                        BIOMATRIX, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                 (in millions, except share and par value data)


                                                                      June 30,  December 31,
                                                                        2000        1999
                                                                        ----        ----
     ASSETS
Current assets:
   Cash and cash equivalents ...................................      $   37.4     $  35.0
   Accounts receivable, less allowance for doubtful accounts ...          13.4        10.1
   Inventory, at lower of cost or market .......................           8.5         8.5
   License fees receivable .....................................           7.0        --
   Prepaid expenses and other current assets ...................           3.0         3.2
                                                                      --------     -------

          Total current assets .................................          69.3        56.8

Property, plant and equipment, net .............................          40.2        41.3
Other assets ...................................................           0.8         0.9
                                                                      --------     -------

          Total assets .........................................      $  110.3     $  99.0
                                                                      ========     =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................      $    1.2     $   1.3
   Accrued expenses ............................................          11.1         8.0
   Notes payable - current .....................................           0.9         0.6
                                                                      --------     -------

           Total current liabilities ...........................          13.2         9.9

Notes payable - long term ......................................          11.3        11.9
                                                                      --------     -------

           Total liabilities ...................................          24.5        21.8
                                                                      --------     -------

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued .......          --          --
   Common stock, $.0001 par value; 60,000,000 shares authorized;
     23,529,950 and 22,374,366 issued and 23,437,656 and
     23,282,072 outstanding in 2000 and 1999, respectively .....           0.0         0.0
   Additional paid-in capital ..................................          83.6        82.7
   Notes receivable - related parties ..........................         (14.4)      (14.0)
   Retained earnings ...........................................          19.1        10.9
   Accumulated other comprehensive loss ........................          (1.6)       (1.5)
   Treasury stock, 92,294 shares of common stock at cost .......          (0.9)       (0.9)
                                                                      --------     -------

           Total shareholders' equity ..........................          85.8        77.2
                                                                      --------     -------

          Total liabilities and shareholders' equity ...........      $  110.3     $  99.0
                                                                      ========     =======



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (in millions, except share and per share data)


                                                             Three Months Ended                    Six Months Ended
                                                                   June 30,                            June 30,
                                                                   --------                            --------
                                                            2000              1999              2000              1999
                                                       --------------    --------------    --------------    --------------
Revenues:
Net product sales ..................................   $         20.0    $         18.1    $         36.5    $         34.6
Income from licenses, royalties
  and research contracts ...........................              7.2               7.1               7.4               7.2
                                                       --------------    --------------    --------------    --------------

         Total revenues ............................             27.2              25.2              43.9              41.8
                                                       --------------    --------------    --------------    --------------

Costs and expenses:
Cost of goods sold .................................              6.0               5.2              11.0              10.1
Research and development expenses ..................              2.7               2.0               5.3               4.2
Selling, general and administrative expenses .......              6.2               4.6              14.7               8.5
                                                       --------------    --------------    --------------    --------------

         Total costs and expenses ..................             14.9              11.8              31.0              22.8
                                                       --------------    --------------    --------------    --------------

Income from operations .............................             12.3              13.4              12.9              19.0

Interest expense ...................................             (0.3)             (0.5)             (0.5)             (0.9)
Interest and miscellaneous income ..................              0.8               0.3               1.3               0.6
                                                       --------------    --------------    --------------    --------------

Income before taxes ................................             12.8              13.2              13.7              18.7

Provision for income taxes .........................              5.1               5.5               5.5               7.7
                                                       --------------    --------------    --------------    --------------

Net income .........................................   $          7.7    $          7.7    $          8.2    $         11.0
                                                       ==============    ==============    ==============    ==============


Net income per share:
     Basic .........................................   $         0.33    $         0.34    $         0.35    $         0.48
                                                       ==============    ==============    ==============    ==============
     Weighted average shares outstanding ...........       23,388,175        22,931,602        23,340,298        22,862,843
                                                       ==============    ==============    ==============    ==============

     Diluted .......................................   $         0.31    $         0.31    $         0.34    $         0.45
                                                       ==============    ==============    ==============    ==============
     Weighted average shares outstanding ...........       24,933,030        25,315,224        24,489,291        25,240,877
                                                       ==============    ==============    ==============    ==============



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)


                                                                      Six Months Ended
                                                                          June 30,
                                                                     ------------------
                                                                        2000       1999
                                                                     -------    -------
Cash flows from operating activities:
     Net income ..................................................   $   8.2    $  11.0
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization .............................       1.9        1.6
       Stock option compensation .................................       0.1        0.1
     Change in assets and liabilities:
       Accounts receivable .......................................      (3.4)       0.9
       Inventory .................................................       0.1       (2.3)
       License fees receivable, prepaid expenses
        and other current assets .................................      (6.9)      (1.6)
       Other assets ..............................................      (0.3)       0.1
       Accounts payable and accrued expenses .....................       3.2        6.4
                                                                     -------    -------

              Net cash provided by operating activities ..........       2.9       16.2
                                                                     -------    -------

Cash flows from investing activities:
     Capital expenditures ........................................      (0.9)      (7.2)
                                                                     -------    -------

              Net cash used for investing activities .............      (0.9)      (7.2)
                                                                     -------    -------

Cash flows from financing activities:
     Payments of notes payable and capital lease obligations .....      (0.3)      (4.9)
     Stock options exercised .....................................       0.7        0.7
                                                                     -------    -------

              Net cash provided by (used for) financing activities       0.4       (4.2)
                                                                     -------    -------

Effect of exchange rate changes on cash ..........................       0.0        0.0
                                                                     -------    -------

Net increase in cash and cash equivalents ........................       2.4        4.8
Cash and cash equivalents at beginning of period .................      35.0       16.5
                                                                     -------    -------
Cash and cash equivalents at end of period .......................   $  37.4    $  21.3
                                                                     =======    =======


Non-cash financing activities:
     Sale of common stock financed with notes receivable .........   $  --      $   2.4



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1 - Basis of Presentation

         The condensed consolidated financial statements at June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included as part of the Company's Form 10-K, as amended and filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of results for the entire year.


NOTE 2 - Inventories

         Inventories at June 30, 2000 and December 31, 1999 consisted of (in millions):

                                                        June 30,    December 31,
                                                          2000         1999
                                                          ----         ----
         Raw Materials...............................    $ 1.0        $ 0.6
         Work-in-Process.............................      6.5          7.2
         Finished Goods..............................      1.0          0.7
                                                         -----        -----
                                                         $ 8.5        $ 8.5
                                                         =====        =====

NOTE 3 - Notes Receivable - Related Parties

         Notes receivable - related parties relates to the acquisition of common stock of the Company at fair market value by certain officers and directors of the Company pursuant to the Company's 1997 Restricted Stock Plan. The notes are with full recourse and are payable with simple interest upon maturity. The balance of the notes, including accrued interest, at June 30, 2000 and December 31, 1999 was $14.4 million and $14.0 million, respectively. The notes mature over a range of dates from May 2007 to September 2009.

NOTE 4 - Convertible Debt

         In May 1998, the Company issued $15.0 million of subordinated convertible debt to a third party. The debt has a five-year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $20 per share. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied. During the fourth quarter of 1999, the debt holder converted one-third, or $5.0 million, of the debt into 250,000 shares of common stock. Therefore at December 31, 1999 and June 30, 2000, there was $10.0 million of convertible debt outstanding.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                                  (unaudited)

NOTE 5 - Comprehensive Income

         Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table shows comprehensive income for the three and six months ended June 30, 2000 and 1999 (in millions):


                                                                           Three months ended             Six months ended
                                                                                June 30,                       June 30,
                                                                           2000              1999        2000              1999
                                                                        -------           -------     -------           -------
                                                                                                                       <C
Net income ...................................................          $   7.7           $   7.7     $   8.2           $  11.0
Change in cumulative translation adjustment ..................             (0.1)              0.3        (0.1)              0.5
                                                                        -------           -------     -------           -------
Comprehensive income .........................................          $   7.6           $   8.0     $   8.1           $  11.5
                                                                        =======           =======     =======           =======


NOTE 6 - Net Income Per Common Share

         Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common share equivalents. The Company has convertible debt which was convertible into 500,000 and 750,000 shares of common stock at June 30, 2000 and 1999, respectively (see Note 4). This instrument has been included in diluted earnings per share for the three and six months ended June 30, 1999 and for the three months ended June 30, 2000 because its effect would be dilutive. A reconciliation of weighted-average shares outstanding and net income from basic to diluted for the three and six months ended June 30, 2000 and 1999 is as follows:


                                                     Three months ended         Six months ended
                                                           June 30,                 June 30,
                                                      2000         1999         2000         1999
                                                      ----         ----         ----         ----
Weighted-average shares outstanding - Basic ....   23,388,175   22,931,602   23,340,298   22,862,843
Dilutive effect of convertible debt instrument .      500,000      750,000         --        750,000
Dilutive effect of stock options ...............    1,044,855    1,633,622    1,148,993    1,628,034
                                                   ----------   ----------   ----------   ----------
Weighted-average shares outstanding - Diluted ..   24,933,030   25,315,224   24,489,291   25,240,877
                                                   ==========   ==========   ==========   ==========


Net income as reported .........................   $      7.7   $      7.7   $      8.2   $     11.0
Addback of interest expense
related to convertible debt, net of tax ........          0.1          0.2         --            0.3
                                                   ----------   ----------   ----------   ----------
Net income for diluted earnings per share ......   $      7.8   $      7.9   $      8.2   $     11.3
                                                   ==========   ==========   ==========   ==========


                        BIOMATRIX, INC. AND SUBSIDIARIES

                                  (unaudited)

NOTE 7 - Segment Data

         The following data is utilized by the Company's Executive Committee (the chief operating decision makers) when analyzing the performance of the Company. Given the importance of revenue growth and product launches, the Company analyzes its revenues by product line and sales destination. The Company does not allocate its assets to the various product lines, but does analyze its assets on a geographic basis. The following table presents the segment data for the three months ended June 30, 2000 and 1999 (in millions):

                                        Three months ended    Six months ended
                                             June 30,              June 30,
                                          2000       1999       2000      1999
                                        -------    -------    -------    -------
Net product sales:
    Synvisc(R):
         United States .............    $  15.8    $  13.3    $  27.6    $  25.9
         Rest of the world .........        3.6        3.8        7.4        7.0
    All other products .............        0.6        1.0        1.5        1.7
                                        -------    -------    -------    -------
    Total product sales ............    $  20.0    $  18.1    $  36.5    $  34.6
                                        =======    =======    =======    =======

                                                        June 30,    December 31,
                                                          2000          1999
                                                        -------       -------
Identifiable assets (in millions):
    United States ................................      $ 100.3       $  89.8
    Rest of the world ............................         10.0           9.2
                                                        -------       -------
    Total assets .................................      $ 110.3       $  99.0
                                                        =======       =======


NOTE 8 - Contingencies

         In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform(R) resulted from his consultancy and seeks a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The royalty Jarcho alleges he is entitled to would have totaled $0.4 million through June 30, 2000. The Company disagrees with Jarcho's claims and does not believe that Jarcho is owed any royalties on Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which the Company opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for September 2000. The Company has been defending this matter vigorously. In accordance with the Company's policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 9 - Impact of the Adoption of Recently Issued Accounting Standards

         In December 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition, which was most recently amended by SAB 101B on June 26, 2000 to delay the implementation date until no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999. To the extent the guidance in SAB 101 differs from the generally accepted accounting principles previously utilized by an SEC registrant, SAB 101 indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle.

         In consideration of SAB 101 and the guidance contained therein, we are re-examining all elements and provisions of our contracts, specifically non-refundable license fees and milestones, to determine the impact of SAB 101 on our policy of recording revenue. Based on our most recent analysis and our understanding of the requirements, we have revised our previous estimates and currently anticipate that the implementation of SAB 101 will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash, after-tax charge is currently estimated to be approximately $2.2 million. Such amount would be recorded as deferred revenue and recognized as revenue in future periods. We will continue to assess the impact of SAB 101 as additional guidance and interpretations evolve over the remainder of the year and we intend to implement changes resulting from SAB 101 no later then the fourth quarter of 2000.

NOTE 10 - Proposed Merger

         On March 6, 2000, Genzyme Corporation ("Genzyme"), a Massachusetts corporation, Seagull Merger Corporation, a Massachusetts corporation and wholly-owned subsidiary of Genzyme ("Merger Sub"), and Biomatrix entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the parties will effect a business combination through a merger of Biomatrix with and into Merger Sub (the "Merger"). In connection with the Merger, Genzyme will form a new division, the Genzyme Biosurgery division, and will create a new series of common stock designated as "GZBX division Common Stock," $0.01 par value per share ("GZBX Stock"), which will be issued to the holders of Biomatrix common stock, $.0001 par value per share ("Biomatrix Common Stock"), in the Merger. The currently proposed terms of the GZBX Stock are set forth as an exhibit to the Merger Agreement. In connection with the Merger, Genzyme's Tissue Repair Division and Surgical Products Division will become part of the Genzyme Biosurgery division and the Genzyme Tissue Repair Common Stock ("GTR Stock") series and Genzyme Surgical Products Common Stock ("GSP Stock") series will be exchanged for GZBX Stock (the "Genzyme Reorganization"). The transaction, which will be accounted for using the purchase method of accounting, is expected to close in the third quarter of 2000.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 10 - Proposed Merger (continued)

         Under the terms of the Merger Agreement, each outstanding share of Biomatrix Common Stock will be converted, at the option of the holder, into either (i) $37.00 in cash, (ii) one share of GZBX Stock or (iii) a fixed combination of cash and GZBX Stock (the "Merger Consideration"). Under the Merger Agreement, notwithstanding elections made by Biomatrix shareholders, 28.38% of the shares of Biomatrix Common Stock outstanding at the effective time of the Merger will be exchanged for cash and the remaining 71.62% of the shares of Biomatrix Common Stock outstanding at the time of the Merger will be converted into shares of GZBX Stock at a conversion rate of one share of GZBX Stock for each share of Biomatrix Common Stock. Based on the cash election price and the number of shares of Biomatrix Common Stock outstanding, Biomatrix expects that the cash portion of the transaction will be approximately $245 million. However, the number of shares of Biomatrix Common Stock to be converted to cash in the Merger is subject to downward adjustment if there are Biomatrix shareholders exercising their dissenter's rights or if the value of the GZBX Stock to be issued in the Merger on the effective date of the Merger is less than 45% of the total Merger Consideration in order to preserve the status of the Merger as a tax-free reorganization.

         Under the terms of the Merger Agreement, each outstanding share of GSP Stock will convert into 0.6060 shares of GZBX Stock and each share of GTR Stock will convert into 0.3352 shares of GZBX Stock. Based on the number of common shares outstanding for each entity at the time when the registration statement on Form S-4 was filed by Genzyme Corporation, the Genzyme Biosurgery division is expected to have approximately 35.4 million shares outstanding.

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

         Certain officers of Biomatrix holding an aggregate of approximately 36% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, as a condition to Genzyme's entering into the Merger Agreement, Biomatrix has granted Genzyme an option to purchase 4.6 million shares of Biomatrix Common Stock at a price of $30 per share. The option may only be exercised by Genzyme upon the termination of the Merger Agreement resulting from our shareholders' voting against the merger or our entering into an alternative transaction that is recommended by our Board.

         Under the terms of the Merger agreement and prior to the closing of the Merger, Biomatrix expects to modify the stock option awards of one executive and two non-employee directors to immediately accelerate any unvested options upon the closing of the Merger. In addition, the Company expects to modify the option plan to provide that if any employee's employment is terminated within one year following the Merger other than (i) by the Company for cause (as defined in the Biomatrix Separation Pay Plan), (ii) by reason of death or (iii) by the employee without Good Reason (as defined in the Biomatrix Separation Pay Plan), all unvested options will immediately vest and become exercisable as of the date of termination.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 10 - Proposed Merger (continued)

The Company expects that the aforementioned modifications will be made upon stockholder and board approvals and concurrent with the closing of the Merger which is anticipated to occur late in the third quarter of fiscal 2000. At the time that the options and option plan are modified, Biomatrix will measure any compensation expense based on the stock price at the date that the modifications are made. The Company will record compensation expense in its financial statements with respect to the immediate acceleration of the options of the executive and non-employee directors at the modification date. The Company will record additional compensation expense for any unvested option that will accelerate at the date on which an employee is terminated. The amount of the compensation expense is based on the stock price at the date of modification and based on the unvested shares subject to acceleration.


Note 11 - Subsequent Event

         In July 2000, Arthur Fields and Hardy Fields, on behalf of themselves and all others similarly situated, filed a class action suit in United States District Court, District of New Jersey, against Biomatrix and two of its officers. The suit alleges that the two Officers and the Company violated the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Company has insurance coverage to assist in the defense of such claims. The Company believes the claims under the suit are without merit and plans to defend the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. The Company has not made any provisions for any liability that might result from this class action suit.

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

         The Company's business is subject to significant risks. Certain statements contained in this Form 10-Q are forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and involve risks and uncertainties which could cause the results of operations and the financial position of the Company to be materially adversely affected, including, but not limited to, governmental regulation, reimbursement for products, dependence on distribution relationships, patents, competition, manufacturing, rapid growth, dependence upon key personnel, fluctuation in operating results, product liability, the outcome of currently pending litigation, stock price volatility, and other risks detailed in the Company's reports filed under the Securities and Exchange Act, including the Company's Form 10-K, as amended, for the year ended December 31, 1999 and the proxy statement filed as part of the Genzyme Corporation registration statement on Form S-4, as amended on July 3, 2000. As a portion of the Company's revenues may be based on payments from corporate license and distribution agreements, the Company's total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

Results of Operations for the three months ended June 30, 2000 and 1999

         Revenues. Total revenues for the three months ended June 30, 2000 were $27.2 million, representing an increase of $2.0 million or 8% over the same period of the prior year. Net product sales for the three months ended June 30, 2000 were $20.0 million, representing an increase of $1.9 million or 10% over the same period of 1999. This increase is primarily due to greater sales of Synvisc(R) to the Company's marketing partner in the United States which result from a greater than 100% increase in U.S. end-user sales by our marketing partner over the same period of the prior year. During the second quarter of 1999, Synvsic sales to our U.S. marketing partner included an inventory build sufficient to support the advertising campaign that was initiated in the second half of 1999. Product sales for the three months ended June 30, 2000 of $20.0 million was comprised of $19.2 million from supply price revenues and $0.8 million from formula price adjustment revenues. Product sales for the three months ended June 30, 1999 of $18.1 million was comprised of $17.7 million from supply price revenues and $0.4 million from formula price adjustment revenues. The number of units shipped and the average selling price per unit during the second quarter of 2000 was relatively consistent with the second quarter of 1999. Income from licenses, royalties and research contracts for the three months ended June 30, 2000 and 1999 each included milestone payments of $7.0 million related to achieving certain sales-related milestones. The milestone recognized in the second quarter of 2000 related to our marketing partner in the United States achieving $150 million of net sales of Synvsic on a rolling twelve month basis, while the milestone recognized in the second quarter of 1999 related to the same marketing partner achieving $100 million of net sales of Synvisc in the United States. Upon adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company's accounting policy for recognizing revenue related to up front and milestone payments will be to recognize revenue when all performance and economic commitments have been completed.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the three months ended June 30, 2000 and 1999 (continued)

           Costs and Expenses. Total costs and expenses were $14.9 million for the three months ended June 30, 2000, representing an increase of $3.1 million or 26% over the same period of the prior year. Cost of goods sold for the second quarter of 2000 and 1999 was $6.0 million and $5.2 million, respectively, resulting in gross margins of 70% and 71%, respectively. This decrease in gross margin percentage is a result of a higher proportion of unit shipments from our US manufacturing facility which has unused capacity. Research and development expenses were $2.7 million for the second quarter of 2000, representing an increase of $0.7 million or 35% over the second quarter of 1999. The increase in research and development expenses is primarily related to greater expenses incurred for clinical trials of existing and pipeline products. Selling, general and administrative expenses for the second quarter of 2000 were $6.2 million, representing an increase of $1.6 million or 35%, over the second quarter of 1999. This increase is a result of higher market development costs related to Synvisc, the increased scope of international operations and higher legal fees. Selling, general and administrative expenses for the second quarter of 2000 included $0.8 million of merger related expenses, primarily legal costs.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations for the six months ended June 30, 2000 and 1999

         Revenues. Total revenues for the six months ended June 30, 2000 were $43.9 million, representing an increase of $2.1 million or 5% over the same period of the prior year. Net product sales for the six months ended June 30, 2000 were $36.5 million, representing an increase of $1.9 million or 6% over the same period of 1999. These increases were due to greater sales of Synvisc to the Company's marketing partner in the United States which reflects the 71% increase in end-user sales by this partner as compared to the comparable period of 1999. During the first six months of 1999, Synvisc sales to our U.S. marketing partner included an inventory build sufficient to support the advertising campaign that was initiated in the second half of 1999. Product sales for the six months ended June 30, 2000 of $36.5 million was comprised of $34.7 million from supply price revenues and $1.8 million from formula price adjustment revenues. Product sales for the six months ended June 30, 1999 of $34.6 million was comprised of $32.8 million from supply price revenues and $1.8 million from formula price adjustment revenues. The number of units shipped and the average selling price per unit during the first six months of 2000 was relatively consistent with the first six months of 1999. Income from licenses, royalties and research contracts for the six months ended June 30, 2000 and 1999 was $7.4 million and $7.2 million, respectively. The milestone recognized in 2000 related to our marketing partner in the United States achieving $150 million of net sales on a rolling twelve-month basis, while the milestone recognized in 1999 related to the same marketing partner achieving $100 million of net sales in the United States. Upon adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company's accounting policy for recognizing revenue related to up front and milestone payments will be to recognize revenue when all performance and economic commitments have been completed.

         Costs and Expenses. Total costs and expenses were $31.0 million for the six months ended June 30, 2000, representing an increase of $8.2 million or 36% over the same period of the prior year. Cost of goods sold for the six months ended June 30, 2000 and 1999 was $11.0 million and $10.1 million, respectively, resulting in gross margins of 70% and 71%, respectively. This decrease in gross margin percentage is a result of a higher proportion of unit shipments from our US manufacturing facility which has unused capacity. Research and development expenses were $5.3 million for the first six months of 2000, representing an increase of $1.1 million or 26% over the comparable period in 1999. The increase in research and development expenses is primarily related to increased clinical expenses for existing and pipeline products. Selling, general and administrative expenses for the first six months of 2000 were $14.7 million, representing an increase of $6.2 million or 73% over the first six months of 1999. This increase is due to $3.0 million of marketing expenses related to the Company's U.S. advertising campaign for Synvisc, the increased scope of the Company's global activities and $0.8 million of merger related expenses, primarily legal costs.

Income Taxes

         The Company recorded federal and state tax provisions totaling $5.5 million and $7.7 million for the six months ended June 30, 2000 and 1999, respectively. The consolidated effective tax rate for the first six months of 2000 was 40% as compared to 41% for the first six months of 1999.

         As of June 30, 2000 the Company had $0.5 million of net deferred U.S. tax assets included in other long-term assets and $0.7 million of net deferred tax assets included in other short term assets on its balance sheet, as it is more likely than not that the Company will realize the benefit of these assets. The Company has provided a full valuation allowance on certain foreign-related deferred tax assets due to their uncertainty of realization.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity and Capital Resources

         The Company had cash and cash equivalents of $37.4 million at June 30, 2000. Overall, the Company's cash position increased by $2.4 million during the six months ended June 30, 2000.

         The Company's operations and capital growth over the past several years have been financed by its sales of products, up-front non-refundable license fee payments from corporate partners, the utilization of the Company's cash and investments and the private placement of debt and equity securities. Since January 1, 1997, and through June 30, 2000, the Company has received $36.4 million from non-refundable license fee payments and $19.8 million from the private placement of equity and debt securities.

         For the six months ended June 30, 2000 the Company had positive cash flows from operations of $2.9 million resulting principally from positive operating results. During the six months ended June 30, 2000, the Company invested $0.9 million in property, plant, and equipment for research and testing equipment as well as for the continued completion of the exterior of the Company's U.S. manufacturing plant. During July 2000, the Company received $7.0 million related to the license fee receivable that was outstanding on June 30, 2000, and as a result the Company had cash and cash equivalents of $48.0 million as of July 31, 2000.

Proposed Merger

         On March 6, 2000, Genzyme Corporation ("Genzyme"), a Massachusetts corporation, Seagull Merger Corporation, a Massachusetts corporation and wholly-owned subsidiary of Genzyme ("Merger Sub"), and Biomatrix entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the parties will effect a business combination through a merger of Biomatrix with and into Merger Sub (the "Merger"). In connection with the Merger, Genzyme will form a new division, the Genzyme Biosurgery division, and will create a new series of common stock designated as "GZBX division Common Stock," $0.01 par value per share ("GZBX Stock"), which will be issued to the holders of Biomatrix common stock, $.0001 par value per share ("Biomatrix Common Stock"), in the Merger. The currently proposed terms of the GZBX Stock are set forth as an exhibit to the Merger Agreement. In connection with the Merger, Genzyme's Tissue Repair Division and Surgical Products Division will become part of the Genzyme Biosurgery division and the Genzyme Tissue Repair Common Stock ("GTR Stock") series and Genzyme Surgical Products Common Stock ("GSP Stock") series will be exchanged for GZBX Stock (the "Genzyme Reorganization"). The transaction, which will be accounted for using the purchase method of accounting, is expected to close in the third quarter of 2000.

         Under the terms of the Merger Agreement, each outstanding share of Biomatrix Common Stock will be converted, at the option of the holder, into either (i) $37.00 in cash, (ii) one share of GZBX Stock or (iii) a fixed combination of cash and GZBX Stock (the "Merger Consideration"). Under the Merger Agreement, notwithstanding elections made by Biomatrix shareholders, 28.38% of the shares of Biomatrix Common Stock outstanding at the effective time of the Merger will be exchanged for cash and the remaining 71.62% of the shares of Biomatrix Common Stock outstanding at the time of the Merger will be converted into shares of GZBX Stock at a conversion rate of one share of GZBX Stock for each share of Biomatrix Common Stock. Based on the cash election price and the number of shares of Biomatrix Common Stock outstanding, Biomatrix expects that the cash portion of the transaction will be approximately $245 million. However, the number of shares of Biomatrix Common Stock to be converted to cash in the Merger is subject to downward adjustment if there are Biomatrix shareholders exercising their dissenter's rights or the value of the GZBX Stock to be issued in the Merger on the effective date of the Merger is less than 45% of the total Merger Consideration in order to preserve the status of the Merger as a tax-free reorganization.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Proposed Merger (continued)

         Under the terms of the Merger Agreement, each outstanding share of GSP Stock will convert into 0.6060 shares of GZBX Stock and each share of GTR Stock will convert into 0.3352 shares of GZBX Stock. Based on the number of common shares outstanding for each entity at the time when the registration statement on Form S-4 was filed by Genzyme Corporation, the Genzyme Biosurgery division is expected to have approximately 35.4 million shares outstanding.

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

         Certain officers of Biomatrix holding an aggregate of approximately 36% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, as a condition to Genzyme's entering into the Merger Agreement, Biomatrix has granted Genzyme an option to purchase 4.6 million shares of Biomatrix Common Stock at a price of $30 per share. The option may only be exercised by Genzyme upon the termination of the Merger Agreement resulting from our shareholders' voting against the merger or our entering into an alternative transaction that is recommended by our Board.

         Under the terms of the Merger agreement and prior to the closing of the Merger, Biomatrix expects to modify the stock option awards of one executive and two non-employee directors to immediately accelerate any unvested options upon the closing of the Merger. In addition, the Company expects to modify the option plan to provide that if any employee's employment is terminated within one year following the Merger other than (i) by the Company for cause (as defined in the Biomatrix Separation Pay Plan), (ii) by reason of death or (iii) by the employee without Good Reason (as defined in the Biomatrix Separation Pay Plan), all unvested options will immediately vest and become exercisable as of the date of termination.

         The Company expects that the aforementioned modifications will be made upon stockholder and board approvals and concurrent with the closing of the Merger which is anticipated to occur late in the third quarter of fiscal 2000. At the time that the options and option plan are modified, Biomatrix will measure any compensation expense based on the stock price at the date that the modifications are made. Based on the market value of the Company's stock price on August 1, 2000, the Company estimates the impact of the immediate acceleration of the unvested options of the executive and non-employee directors to be approximately $0.5 million which will be recorded in the Company's financial statements at the modification date and up to $5.5 million related to the other options. The Company would record additional compensation expense for any unvested options that will accelerate at the date on which an employee is terminated. These amounts are subject to change based on the stock price at the date of modification and based on the unvested shares subject to acceleration.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Impact of the Adoption of Recently Issued Accounting Standards

         In December 1999, the staff of the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition, which was most recently amended by SAB 101B on June 26, 2000 to delay the implementation date until no later than their fourth fiscal quarter of the fiscal year beginning after December 15, 1999. To the extent the guidance in SAB 101 differs from the generally accepted accounting principles previously utilized by an SEC registrant, SAB 101 indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle.

         In consideration of SAB 101 and the guidance contained therein, we are re-examining all elements and provisions of our contracts, specifically non-refundable license fees and milestones, to determine the impact of SAB 101 on our policy of recording revenue. Based on our most recent analysis and our understanding of the requirements, we have revised our previous estimates and currently anticipate that the implementation of SAB 101 will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash, after-tax charge is currently estimated to be approximately $2.2 million. Such amount would be recorded as deferred revenue and recognized as revenue in future periods. We will continue to assess the impact of SAB 101 as additional guidance and interpretations evolve over the remainder of the year and we intend to implement changes resulting from SAB 101 no later then the fourth quarter of 2000.


Subsequent Event

         In July 2000, Arthur Fields and Hardy Fields, on behalf of themselves and all others similarly situated, filed a class action suit in United States Disctrict Court, District of New Jersey, against Biomatrix and two of its officers. The suit alleges that the two officers and the Company violated the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Company has insurance coverage which to assist in the defense of such claims. The Company believes the claims under the suit are without merit and plans to defend the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. The Company has not made any provisions for any liability that might result from this class action suit.

                        BIOMATRIX, INC. AND SUBSIDIARIES


Item 1.   LEGAL PROCEEDINGS

In July 2000, Arthur Fields and Hardy Fields, on behalf of themselves and all others similarly situated, filed a class action suit in United States District Court, District of New Jersey, against Biomatrix and two of its officers. The suit alleges that the two officers and the Company violated the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The Company has insurance coverage to assist in the defense of such claims. The Company believes the claims under the suit are without merit and plans to defend the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. The Company has not made any provisions for any liability that might result from this class action suit.

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



DATE:   August 14, 2000                 BIOMATRIX, INC.



                                        By: /s/ Endre A. Balazs
                                            ------------------------------------
                                            Endre A. Balazs
                                            Chief Executive Officer and
                                            Chief Scientific Officer




                                        By: /s/Maxine Seifert
                                            ------------------------------------
                                            Maxine Seifert
                                            Vice President, Finance and Chief
                                            Financial Officer