Form 10-K/A
period 1999-12-31
BIOMATRIX INC
filed 2000-10-26
CIK 747952

                   SECURITIES AND EXCHANGE COMMISSION (DRAFT)
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                               AMENDMENT NO. 2 TO
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                 ---------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item-405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 20, 2000, was approximately $261.7 million, based upon the last reported sales price of the registrant's Common Stock on the New York Stock Exchange.

         At October 20, 2000 there were 23,627,929 shares of the registrant's Common Stock outstanding.

                                 ---------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         Documents incorporated by reference are listed in the Exhibit Index.

The following items are amended:

Item 1.       Business
Item 3.       Legal Proceedings
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K


For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Biomatrix has amended and restated in its entirety each item of its 1999 Form 10-K which has been affected by this Amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this form 10-K/A to otherwise modify or update such disclosures.

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

         Biomatrix was founded in 1981. The majority of our research and development and manufacturing is conducted at our corporate headquarters in Ridgefield, New Jersey that was established in 1983. In 1998, we completed construction of a new manufacturing plant in Ridgefield, New Jersey and began manufacturing operations at that plant. In the fourth quarter of 1998, Biomatrix received ISO 9001/EN46001 certification of our quality control system for manufacturing viscoelastic medical therapeutics. This certification permits us to manufacture and ship our products from the New Jersey facility to the 19 countries of the European Economic Area and a number of countries in Latin America and Asia. During the first quarter of 1999, we received FDA approval to ship our product called
Synvisc-Registered Trademark- within the United States from our New Jersey facility.

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

         Our business is to develop, manufacture, market and sell viscoelastics to be used as medical therapeutic devices. The medical use of viscoelastics during the past decades has created several new medical therapeutic modalities including:

         - VISCOAUGMENTATION, the use of viscoelastic gels for tissue augmentation to provide (1) a scaffolding for tissue regeneration or
           (2) an inert elastic filler in applications such as augmentation of dermal tissue for the correction of facial wrinkles and depressed scars and the augmentation of the sphincter muscle in urinary incontinence.

         - VISCOPROTECTION, the use of elastoviscous fluids and viscoelastic gels to shield and protect sensitive tissue surfaces, such as those of the eye, from dryness and noxious environmental conditions.

         - VISCOREGULATION, the use of the rheological properties of elastoviscous fluids and viscoelastic gels to regulate cell activity, such as the targeted delivery of drugs.

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

         Viscoelastic devices are ideally made from the body's own molecules that are found in the intercellular matrix, the highly organized structure that separates cells and integrates them into functional tissues. In medicine, viscoelastic products are used to supplement or replace various surgical procedures. The products are introduced to the intercellular matrix to augment, regulate and manipulate the healing and regenerative processes of the body, and to restore the equilibrium, known as homeostasis, of the intercellular matrix. Therefore, the use of viscoelastics for therapeutic purposes, such as engineering of the intercellular matrix, is called matrix engineering.

RECENT DEVELOPMENTS

         On March 6, 2000, Genzyme Corporation ("Genzyme"), a Massachusetts corporation, Seagull Merger Corporation, a Massachusetts corporation and wholly-owned subsidiary of Genzyme ("Merger Sub"), and Biomatrix entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the parties will effect a business combination through a merger of Biomatrix with and into Merger Sub (the "Merger"). In connection with the Merger, Genzyme will form a new division, the Genzyme Biosurgery division, and will create a new series of common stock designated as "GZBX division Common Stock," $0.01 par value per share ("GZBX Stock"), which will be issued to the holders of Biomatrix common stock, $.0001 par value per share ("Biomatrix Common Stock"), in the Merger. The currently proposed terms of the GZBX Stock are set forth as an exhibit to the Merger Agreement. In connection with the Merger, Genzyme's Tissue Repair Division and Surgical Products Division will become part of the Genzyme

Biosurgery division and the Genzyme Tissue Repair Common Stock ("GTR Stock") series and Genzyme Surgical Products Common Stock ("GSP Stock") series will be exchanged for GZBX Stock (the "Genzyme Reorganization"). The transaction, which will be accounted for using the purchase method of accounting, is expected to close in the fourth quarter of 2000.

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

         Certain officers of Biomatrix holding an aggregate of approximately 34% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, as a condition to Genzyme's entering into the Merger Agreement, Biomatrix granted Genzyme an option to acquire up to 4.6 million shares of Biomatrix Common Stock at a price of $30 per share. The option may only be exercised by Genzyme upon the termination of the Merger Agreement resulting from our shareholders' voting against the merger or our entering into an alternative transaction that is recommended by our Board.

THERAPEUTICS

         The following discussion addresses our medical therapeutic products, some of which, as noted below, are on the market in some countries; other products are in late stage development. SEE "BUSINESS-GOVERNMENT REGULATION."

Synvisc(R)

         Synvisc-Registered Trademark- is an elastoviscous device made of patented hylan biopolymers. It is used to treat osteoarthritis of the knee to reduce pain and improve joint mobility. Synvisc treatment involves a series of injections into the affected joint. It supplements the elastoviscosity of the synovial fluid of the arthritic joint, and is regarded as a liquid prosthesis for the joint because it replaces the pathologically low elastoviscous fluid with a supplement of fluid with enhanced elastoviscous properties. This medical treatment modality is called viscosupplementation. Synvisc is administered over a fifteen-day period and involves a series of three injections into the arthritic joint.

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

Hylaform(R)

     Hylaform-Registered Trademark- is a patented viscoelastic device made of hylan that is used for viscoaugmentation of dermal tissue to correct facial wrinkles and depressed scars by injection directly into the dermal tissue. In late 1995, we received the CE mark and were approved to market this product as a medical device in the 19 countries of the European Economic Area. In June 1996, we entered into an agreement with Inamed Corporation, formerly called Collagen Aesthetics, Inc., to distribute Hylaform in Europe, Canada, Japan, Australia and other select countries worldwide. Inamed began marketing Hylaform in various European countries in November 1996 and completed the launch of Hylaform throughout Europe during 1997. During 1997 we received approval to market Hylaform in Canada, Israel, and Chile. We received approval to market Hylaform in Argentina in 1998 and in Australia and China in 1999. In 1998, Inamed launched Hylaform in Canada and Israel. In 1995 and 1996, we filed a Pre-Market Approval application for Hylaform with the FDA, which we subsequently withdrew in December 1997. We have also entered into a distribution agreement with Inamed for Hylaform in the United States. Under this agreement, Inamed has the exclusive distribution rights to Hylaform in the United States, subject to an additional payment and FDA approval. The Company is in discussion with the FDA to start a new trial in the United States in order to obtain U.S. approval for Hylaform.

Gelvisc(R)Vet

         Gelvisc-Registered Trademark-Vet is an elastoviscous device made of hylan biopolymers. Biomatrix developed this product as a viscosupplementation device to treat traumatic arthritis and osteoarthritis in animals. In 1995 and 1996, we received approval to market this product in Sweden and France. Equinord has the right to sell GelviscVet itself in Sweden and through Boehringer Ingelheim in France.

Hylashield(R), Hylashield(R)Nite, and i.com(TM)

         Hylashield-Registered Trademark-, Hylashield-Registered
Trademark-Nite and i.com-Trademark- are sterile, preservative-free, elastoviscous eye drops used to protect, lubricate and moisten the surface of the eye. They are used by patients who experience discomfort or pain associated with dryness, noxious environmental conditions and other common ocular symptoms including itching, burning and foreign body sensation. In Canada, Hylashield and Hylashield Nite have been marketed through I-MED Pharma Inc. since 1993. In 1999, i.com was launched in certain European countries by Medical Device Laboratories Europe (MDLE).

HsS(R)

         HsS-Trademark- is a sterile, preservative-free, viscoelastic, clear corneal eye drop that is presented in a single-use container. HsS provides prolonged moisture control and protection to corneal surfaces during surgery. HsS reduces the need to frequently apply saline solution on the corneal surface, which allows for safer and more efficient surgery. We were approved to market the product in Canada, and we are currently planning its commercial launch.

Hylashield(R)-CL

         Hylashield-Registered Trademark- CL is a sterile, preservative-free, elastoviscous shield applied to the surface of the eye for use with gas permeable rigid contact lenses to enhance comfort and contact lens duration of use. During the first quarter of 2000, we received Section 510(K) pre-market notification approval from the FDA for Hylashield CL.

HylaSine(R)

         HylaSine-Trademark- is a viscoelastic proprietary hylan device used in viscoseparation to heal mucous membranes following various sinus surgeries. During the first quarter of 2000, we received Section 510(K) pre-market notification approval from the FDA for HylaSine.

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

         ANTI-ADHESION

Hylagel(R)

         Hylagel-Registered Trademark- is a proprietary hylan product used in viscoseparation. The product is a resorbable, injectable treatment that inhibits scar formation in patients undergoing various types of lumbar surgical procedures. We have received approval for an Investigational Device Exemption we filed with the FDA for this product.

Hylafilm(R)

         Hylafilm-Registered Trademark- is a proprietary hylan product in the form of films and membranes to be used in viscoseparation. We have planned clinical trials to address the prevention of postsurgical adhesions after gynecological surgery, Hylafilm-Registered Trademark-GYN, and abdominal surgery, Hylafilm-Registered Trademark-ABD. We also intend to explore the use of Hylafilm in cardiac, neurological and orthopedic surgical procedures for preventing adhesions between tissue surfaces.

         OPHTHALMIC

Hylasol(R)

         Hylasol-Trademark- is a proprietary elastoviscous hylan solution designed for various ophthalmic surgical indications, including contemporary surgical techniques associated with cataract removal and intraocular lens implantation.

Hylagel(R)Eye

         Hylagel-Registered Trademark-Eye is a proprietary viscoelastic hylan device. We developed this product as a viscosupplementation replacement of the vitreus in retinal detachment surgery. Based on the results of exploratory clinical trials, we are redesigning this product to meet newly emerged therapeutic needs.

         OTHER

Hylagel(R)VASC

         Hylagel-Registered Trademark- VASC is a proprietary viscoelastic hylan device for viscoregulation. It was developed to facilitate the delivery of blood coagulating agents and drugs to targeted sites in arteriovenous malformations and vascular tumors. We have completed exploratory human clinical trials on this product. The cost of these trials was partially supported by a grant from the Orphan Products Division of the FDA. We are planning to extend and continue these clinical trials.

Hylagel(R)URO

         Hylagel-Registered Trademark-URO is a proprietary hylan polymer device. It was developed to act as a long-lasting viscoelastic tissue implant for viscoaugmentation. Its primary use is to enhance the function of the urinary sphincter muscle by acting as a filler between weakened muscle tissue and the mucosa in cases of urinary incontinence. We received FDA approval to begin multicenter pilot clinical trials for Hylagel-Registered Trademark-URO. These pilot trials have been successfully completed and we are preparing pivotal studies to be carried out in U.S. and Europe.

Hylagel(R)VOC

         Hylagel-Registered Trademark-VOC is a proprietary hylan B product designed to be used in vocal cord augmentation. Clinical trials are in progress in Europe using this product in tissue augmentation after vocal cord dysfunction.

Hylarad(R)

                  Hylarad-Registered Trademark- is a hylan-based cream for the relief of skin irritation after sunburn and similar skin inflammation. We are testing this product clinically.

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

         The following specialty intermediates are marketed directly by
Biomatrix:

Biomatrix(R)

         Biomatrix-Registered Trademark- is a patented, cosmetic-grade highly elastoviscous complex of hyaluronan, dermal lipids and proteins.
Biomatrix-Registered Trademark- is used as a component in several cosmetic products introduced into the market in the early 1980s.

Hyladerm(R)

         Hyladerm-Registered Trademark- is a patented cosmetic-grade hylan polymer in the form of a highly elastoviscous solution. Its high molecular weight enables it to be used at relatively low concentrations in skin care formulations.

Hylasome(R)

         Hylasome-Registered Trademark- is a patented viscoelastic, cosmetic grade, water-insoluble hylan B gel of non-animal origin. This product, acting as a molecular sponge, is able to entrap various substances and to act as a vehicle for the controlled release of cosmetic ingredients.

Hylasome(R) LA-50

         Hylasome-Registered Trademark- LA-50 is a viscoelastic, cosmetic grade, water-insoluble hylan B gel of non-animal origin and lactic acid. This product delivers lactic acid slowly to the skin.

                  The following specialty intermediates are marketed worldwide by Amerchol, a subsidiary of Union Carbide Corp:

Biocare(R) HA-24

         Biocare-Registered Trademark- HA-24 is a patented elastoviscous polymer complex, formed between Hyladerm-Registered Trademark- a polycation, that anchors hylan to skin and hair in a way that resists wash-off. This product augments hylan's moisturizing and smoothing benefits and enables hylan to last for a long period.

Biocare(R) HA-24-Bio

         Biocare-Registered Trademark- HA-24 Bio is a patented elastoviscous polymer complex similar to Biocare-Registered Trademark- HA-24 in all respects, but using hyaluronan of non-animal origin.

Biocare(R) BHA-10

         Biocare-Registered Trademark- BHA-10 is the first product available to the personal care industry that enhances the utility of a bacteria-derived hyaluronan product by greatly increasing its rheological properties. Biocare-Registered Trademark- BHA-10 is approximately ten-fold more elastoviscous and more substantive than the bacterial hyaluronan from which it is prepared.

BIOCARE(R) SA

         Biocare-Registered Trademark- SA is a patented elastoviscous combination of albumin, dextran sulfate and hylan. Biocare-Registered Trademark- SA is designed to create a light-reflecting layer that diminishes the appearance of surface imperfections.

Relief Line(TM)

         Relief Line-TM- consists of six different skin care formulations developed during 1999, containing as active ingredients hyaluronan and hylan polymers.

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

         FARMILA FARMACEUTICI MILANO S.R.1. In December 1995, we entered into a distribution agreement in Italy with Farmila for two ophthalmic viscoprotection products. We received a non-refundable up-front payment and will manufacture and supply the two products for an agreed-upon percentage of Farmila's sales price. We also licensed to Farmila the formulations for four of our six Relief Line-TM-products with distribution rights for Italy, France and Spain.

         MEDICAL DEVICE LABORATORIES EUROPE GMBH (MDLE). In April 1999, we entered into a non-exclusive distribution agreement with MDLE for i.com-TM-. MDLE will sell i.com-TM- worldwide except in North
America and Japan.

         EQUINORD KB. We have entered into a distribution agreement with Equinord for the distribution of Gelvisc-Registered Trademark-Vet in the veterinary market in Sweden and France. Under the agreement, Equinord obtained the necessary regulatory approvals and will advertise and promote the product in these countries. Equinord has the right to sell GelviscVet itself in Sweden and through Boehringer Ingelheim in France.

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

         We believe that our superior technology and our longstanding know-how and experience give us our primary advantages over our competitors. Competition for our product, Synvisc, consists primarily of products based on earlier technology. These products include, in the United States, the FDA-approved Hyalgan-Registered Trademark-, produced by Fidia S.p.A. and marketed in the United States by OrthoLogic Corp. Another product based on earlier technology is Orthovisc-Registered Trademark-, which failed in 1998 to receive approval from the FDA for marketing in the United States but is marketed in Canada and in certain other countries. Orthovisc is produced by Anika Therapeutics, Inc. and marketed by Zimmer, Inc. In Europe, the primary competitive products are Hyalgan and Artz-Registered Trademark-, a Japanese product. To the best of our knowledge, there are no other viscosupplementation products on the market, or in development, which, like Synvisc, have the physical properties of viscosity, elasticity or molecular weight that are comparable to the physical properties of healthy, young synovial fluid.

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

         In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform resulted from his consultancy and seeks a royalty on our past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The royalty Jarcho alleges he is entitled to would have totalled $0.4 million through December 31, 1999. We disagree with Jarcho's claims and do not believe that we owe Jarcho any royalties as a result of Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which we opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for May 2000. We have been defending this matter vigorously. In accordance with our policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. We have not made any provisions for any liability that might result from the claims made by Jarcho.

         On July 21, and August 7, 15, and 30, 2000, class action lawsuits requesting unspecified damages were filed in the United States District Court for the District of New Jersey against Biomatrix and two of its officers and directors, Endre A. Balazs and Rory B. Riggs. In these actions, the plaintiffs seek to certify a class of all persons or entities who purchased or otherwise acquired Biomatrix common stock during the period between July 20, 1999 and April 25, 2000. The plaintiffs allege, amongst other things, that the defendants failed to accurately disclose information related to Biomatrix's product Synvisc-Registered Trademark- during the period between July 20, 1999 and April 25, 2000, and assert causes of action under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act. We disagree with these claims and believe that information related to Synvisc was properly disclosed. Biomatrix intends to defend these actions vigorously. Under the certificate of incorporation of Biomatrix, officers and directors of Biomatrix are entitled to indemnification for such claims from Biomatrix to the full extent permitted by Delaware law. The Company is presently unable to predict the ultimate outcome of these cases or whether they would have a material impact on the results of operations, financial position or cash flows of Biomatrix. We have not made any provisions for any liability that might result from these claims.

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

         Our business is subject to significant risks. Forward-looking comments included in this discussion and throughout this report are subject to and should be read in conjunction with the "Risk Factors" section of this Form 10-K. We rely on distribution partners to sell our products in the U.S. and in many other major markets. These distribution partners make independent decisions about the amount of our products they will purchase in any given quarter based on a number of factors, including their estimate of future sales in their marketing territories and the level of inventory they decide to maintain at any given time. Further, a portion of our future revenues may be based on payments from corporate license and distribution agreements. Therefore, our total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful. As of December 31, 1999, Biomatrix's retained earnings were $10.9 million, as compared to an accumulated deficit of $7.7 million as of December 31, 1998.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

         REVENUES. Total revenues for the year ended December 31, 1999 were $79.7 million, representing an increase of $32.1 million or 67% over total revenues in 1998. Net product sales for the year ended December 31, 1999 of $72.0 million were comprised of $68.2 million from supply price revenues and $3.8 million from formula price adjustment revenues. Net product sales for the year ended December 31, 1998 of $37.8 million were comprised of $22.1 million from supply price revenues and $15.7 million from formula price adjustment revenues. The increase in net product sales of $34.2 million, a 90% increase over 1998, was comprised of $46.1 million from supply price revenues offset by a reduction in formula price adjustment revenues of $11.9 million. The increase in supply price revenues was due primarily to an increase of more than 100% in the supply price of Synvisc to Wyeth-Ayerst US, an increase of more than 80% in shipments to Wyeth-Ayerst US, an increase of more than 200% in unit sales in Europe and the launch of Synvisc in Australia. The increase in unit sales of Synvisc to our marketing partner in the United States is attributable to an increase in end-user sales by our marketing partner of 35% and an increase in our marketing partner's inventory to support increased sales and promotional activities. Formula price adjustment revenues decreased in 1999 primarily because the supply price of Synvisc was increased effective January 1, 1999 pursuant to the distribution agreement with Wyeth-Ayerst for the U.S. market. Income from licenses, royalties, and research contracts was $7.7 million in 1999, a decrease of $2.1 million or 21% from 1998, and represented 10% of total revenues in 1999 as compared to 21% of 1998 total revenues. The $7.7 million recorded in 1999 includes a $7.0 million non-refundable milestone payment by Wyeth, which was earned because Wyeth achieved end-user Synvisc sales in the United States of $100 million over a rolling twelve-month period. The $9.8 million recorded in 1998 includes $3.1 million of up-front non-refundable fees from Novartis and a $6.0 million non-refundable milestone fee from Wyeth, which was recorded on the one-year anniversary of the launch of Synvisc in the United States. The up-front and milestone non-refundable fees that Biomatrix recorded in 1999 and 1998 contained no future performance obligations. Upon adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company's accounting policy for recognizing revenue related to up front and milestone payments will be to recognize revenue when all performance and economic commitments have been completed.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         REVENUES. Total revenues for the year ended December 31, 1998 were $47.6 million, representing an increase of $15.1 million or 46% over total revenues in 1997. Net product sales for the year ended December 31, 1998 of $37.8 million were comprised of $22.1 million from supply price revenues and $15.7 million from formula price adjustment revenues. Net product sales for the year ended December 31, 1997 of $11.7 million were comprised of $9.9 million from supply price revenues and $1.8 million from formula price adjustment revenues. The increase in net product sales of $26.1 million, a 223% increase over 1997, was comprised of $12.2 million from supply price revenues and $13.9 million from formula price adjustment revenues. The increase in supply price revenues was due primarily to an increase of 388% in unit sales of Synvisc in the US, to increased unit sales of Synvisc in Europe and to the launch of Synvisc in certain Latin American countries. Formula price adjustment revenues increased in 1998 primarily due to sales of Synvisc in the U.S.
market by Wyeth-Ayerst at prices that exceeded the supply price by more than 100%. Income from licenses, royalties, and research contracts was $9.8 million in 1998, a decrease of $11.0 million or 53% from 1997, and represented 21% of total revenues in 1998 as compared to 64% of 1997 total revenues. The $9.8 million recorded in 1998 includes $3.1 million of up-front non-refundable fees from Novartis and a $6.0 million non-refundable milestone fee from Wyeth, which was recorded on the one year anniversary of the launch of Synvisc in the United States. The decrease from 1997 was due primarily to the fact that 1997 included non-refundable up-front and non-refundable milestone payments from Wyeth of $17.0 million and Bayer of $3.0 million. The up-front and milestone non-refundable fees recorded in 1998 and 1997 contained no future performance obligations. Upon adoption of Staff
Accounting Bulletin No. 101, "Revenue Recognition," the Company's accounting policy for recognizing revenue related to up front and milestone payments will be to recognize revenue when all performance and economic commitments have been completed.

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

         Certain officers of Biomatrix holding an aggregate of approximately 34% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, as a condition to Genzyme's entering into the Merger Agreement, Biomatrix granted Genzyme an option to acquire up to 4.6 million shares of Biomatrix Common Stock at a price of $30 per share. The option may only be exercised by Genzyme upon the termination of the Merger Agreement resulting from our shareholders' voting against the merger or our entering into an alternative transaction that is recommended by our Board.

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

         Prior to promulgation of SAB 101, we had reported non-refundable up-front and milestone fees received pursuant to distribution agreements in the period earned, which was deemed to be the date when the activity was performed or the milestone was achieved. While we believe the pricing under these agreements entered into with our various marketing partners provides for arms-length pricing of product sales, SAB 101 requires that we review all of our non-refundable fees to determine if they should be linked to supply arrangements and reported as additional revenue from product sales made pursuant to those arrangements.

         We are currently in the process of evaluating the impact of SAB 101 on our accounting policy for non-refundable fees received pursuant to distribution agreements with our marketing partners. We are in the process of reviewing each of our many distribution agreements to assess whether non-refundable, up-front license fees and/or milestone payments should be deferred in accordance with SAB
101. Accordingly, we anticipate that a change in our accounting policy will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash, after-tax charge is preliminarily estimated to range from $13.0 million to $20.0 million. Such amount would be recorded as deferred revenue and recognized as product revenue in future periods. We will continue to assess the impact of SAB 101 and currently intend to implement changes resulting from SAB 101 in the second quarter of 2000.

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

         In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform resulted from his consultancy and seeks a royalty on our past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The royalty Jarcho alleges he is entitled to would have totalled $0.4 million through December 31, 1999. We disagree with Jarcho's claims and do not believe that we owe Jarcho any royalties as a result of Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which we opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for May 2000. We have been defending this matter vigorously. In accordance with our policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. We have not made any provisions for any liability that might result from the claims made by Jarcho.

         On July 21, and August 7, 15, and 30, 2000, class action lawsuits requesting unspecified damages were filed in the United States District Court for the District of New Jersey against Biomatrix and two of its officers and directors, Endre A. Balazs and Rory B. Riggs. In these actions, the plaintiffs seek to certify a class of all persons or entities who purchased or otherwise acquired Biomatrix common stock during the period between July 20, 1999 and April 25, 2000. The plaintiffs allege, amongst other things, that the defendants failed to accurately disclose information related to Biomatrix's product Synvisc-Registered Trademark- during the period between July 20, 1999 and April 25, 2000, and assert causes of action under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act. We disagree with these claims and believe that information related to Synvisc was properly disclosed. Biomatrix intends to defend these actions vigorously. Under the certificate of incorporation of Biomatrix, officers and directors of Biomatrix are entitled to indemnification for such claims from Biomatrix to the full extent permitted by Delaware law. The Company is presently unable to predict the ultimate outcome of these cases or whether they would have a material impact on the results of operations, financial position or cash flows of Biomatrix. We have not made any provisions for any liability that might result from these claims.

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

                           BIOMATRIX, INC.


                           By: /s/ Endre A. Balazs
                               -----------------------------------------------
                                   (Endre A. Balazs)
                           Chief Executive Officer, Chief Scientific Officer, Director

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

    Notes to Consolidated Financial Statements............................................    F-7 to F-22

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP


New York, New York
January 28, 2000, except for Note 18, as to which the date is March 7, 2000 and
Note 19, as to which the date is October 23, 2000

                        BIOMATRIX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       (in millions, except share amounts)

                                                                                     December 31,
                                                                                     ------------

                                                                               1999              1998
                                                                               ----              ----
   ASSETS
Current assets:
    Cash and cash equivalents.....................................            $ 35.0           $ 16.5
    Accounts receivable, less allowance for doubtful accounts.....              10.1              8.9
    Inventory, at lower of cost or market.........................               8.5              6.8
    License fees receivable.......................................               -                7.6
    Prepaid expenses and other current assets.....................               3.2              1.5
                                                                                 ---              ---

    Total current assets..........................................              56.8             41.3

Property, plant and equipment, net................................              41.3             37.7
Other assets......................................................               0.9              4.3
                                                                                 ---              ---

              Total assets........................................            $ 99.0           $ 83.3
                                                                              ======           ======

   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable..............................................            $  1.3          $   3.5
    Accrued expenses..............................................               8.0              5.6
    Current portion of notes payable..............................               0.6              0.6
    Current portion of capital lease obligations..................               -                4.6
                                                                               ----               ---

    Total current liabilities.....................................               9.9             14.3

Notes payable.....................................................              11.9             17.6
                                                                                ----             ----

              Total liabilities...................................              21.8             31.9
                                                                                ----             ----

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued.........                -                -
   Common stock, $.0001 par value: 60,000,000 authorized;
     23,374,366 and 22,848,358 issued and 23,282,072
     22,756,064 outstanding in 1999 and 1998, respectively.......                0.0              0.0
Additional paid-in capital........................................              82.7             72.8
Notes receivable - related parties................................             (14.0)           (10.6)
Retained earnings (accumulated deficit)...........................              10.9             (7.7)
Accumulated other comprehensive loss..............................              (1.5)            (2.2)
Treasury stock, 92,294 shares of common stock, at cost............              (0.9)            (0.9)
                                                                                ----             ----

              Total shareholders' equity .........................              77.2             51.4
                                                                                ----             ----

              Total liabilities and shareholders' equity..........            $ 99.0           $ 83.3
                                                                              ======           ======

                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in millions, except share and per share data)

                                                                        Years ended December 31,
                                                                        ------------------------

                                                               1999              1998            1997
                                                               ----              ----            ----
Net product sales................................            $ 72.0            $ 37.8          $ 11.7
Income from licenses, royalties
     and research contracts......................               7.7               9.8            20.8
                                                                ---               ---            ----

     Total revenues..............................              79.7              47.6            32.5
                                                               ----              ----            ----

Costs and expenses:
     Cost of goods sold..........................              21.1               9.1             3.6
     Research and development expenses...........               9.1              10.3             5.9
     Selling, general and administrative expenses              18.5              14.5             7.8
                                                               ----              ----             ---

Total costs and expenses.........................              48.7              33.9            17.3
                                                               ----              ----            ----

Income from operations...........................              31.0              13.7            15.2

Interest expense.................................              (1.5)             (1.0)           (0.1)
Interest and miscellaneous income................               1.5               1.4             1.2
                                                                ---               ---             ---

Income before taxes..............................              31.0              14.1            16.3

Provision for income taxes.......................              12.4               2.0             0.6
                                                               ----               ---             ---

Net income ......................................            $ 18.6            $ 12.1          $ 15.7
                                                             ======            ======          ======

Net income per share:
      Basic......................................            $ 0.81            $ 0.54           $ 0.72
                                                             ======            ======           ======
      Weighted average shares outstanding........        22,959,394        22,450,398       21,789,538
                                                         ==========        ==========       ==========

      Diluted....................................            $ 0.76            $ 0.51           $ 0.69
                                                             ======            ======           ======
      Diluted shares outstanding.................        24,349,952        23,703,758       22,654,412
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

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                SHAREHOLDERS' EQUITY (in millions, except shares,
                        per share amounts and par value)

                              Capital stock $.0001 Par Value                        Comprehensive Income
                              ------------------------------            -----------------------------------------
                              Common-voting                    Notes    (Accumulated  Accumulated
                              --------------    Additional   Receivable   Deficit)/      Other           Total      Treasury Stock
                               Shares     Par     Paid-in     Related     Retained    Comprehensive  Comprehensive  --------------
                               Issued    Value    Capital     Parties     Earnings        Loss          Income      Shares   Cost
                              ---------- ------ ----------- ----------- ------------ --------------- -------------  ------   -----
Balance at December 31, 1996  10,587,615 $1,059     $56.7     ($ 2.6)    ($35.5)         ($1.0)                      2,814      -
Sale of common stock to
     related parties             133,000     13       2.3       (0.4)
Interest on related party
     notes                                                      (0.2)
Purchase of treasury stock                                                                                          43,333  ($0.9)
Options exercised                292,420     29       0.8
Adjustments resulting from
     translation adjustments                                                              (0.6)
Net income - 1997                                                          15.7                          $15.1
                              ---------- ------ ----------- ----------- ------------ ---------------                ------   -----
Balance at December 31, 1997  11,013,035  1,101      59.8       (3.2)     (19.8)          (1.6)                     46,147   (0.9)

Sale of common stock to
     related parties             303,000     30       9.8       (9.8)
Interest on related party                                       (0.4)
     notes
Repayment of note and
     interest from a
     related party                                               2.8
Issuance of common stock
     in conversion for
     subsidiary stock             38,462      4         -
Compensatory stock options                            0.8
Unearned stock option
     Compensation                                    (0.6)
Options exercised                 69,682      7       0.4
Adjustments resulting from
     translation adjustments                                                              (0.6)
Tax benefit from stock                                2.6
     options
Net income - 1998                                                          12.1                          $11.5
                              ---------- ------ ----------- ----------- ------------ ---------------                ------   -----
Balance at December 31, 1998  11,424,179  1,142      72.8      (10.6)      (7.7)          (2.2)                     46,147   (0.9)

Sale of common stock to
     related parties -
     pre-split                    36,000      4       2.4       (2.4)
Options exercised -
     pre-split                    43,229      4       0.4
Two for one stock split in
     the form of a
     100% dividend            11,503,408  1,150                                                                     46,147
Issuance of common stock
     in conversion of debt       250,000     25       4.9
Compensatory stock options                            0.2
Options exercised - post
     split                       107,550     11       0.6
Sale of common stock to a
     related party -
     post-split                   10,000      1       0.2       (0.2)
Interest on related party
     notes                                                      (0.8)
Adjustments resulting from
     translation adjustments                                                               0.7
Tax benefit from stock                                1.2
     options
Net income - 1999                                                           18.6                         $19.3
                              ---------- ------ ----------- ----------- ------------ ---------------                ------   -----
Balance at December 31, 1999  23,374,366 $2,337    $ 82.7     ($14.0)      $10.9         ($1.5)                     92,294   ($0.9)
                              ========== ====== =========== =========== ============ ===============                ======   ======

                 See notes to consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in millions)

                                                                                         December 31,
                                                                                         ------------
                                                                           1999             1998             1997
                                                                           ----             ----             ----
Cash flows from operating activities:
     Net income...............................................           $ 18.6            $ 12.1           $ 15.7
                                                                         ------            ------           ------
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Depreciation and amortization.........................              3.7               1.6              0.7
        Stock option compensation.............................              0.2               0.2              0.1
       Amortization of debt fees..............................              0.1               0.1                -
     Change in assets and liabilities:
       Accounts receivable....................................             (1.1)             (5.5)            (2.4)
       Inventory..............................................             (1.5)             (3.9)            (2.4)
       Prepaid expenses and other current assets..............              6.0              (7.3)            (1.2)
       Other assets...........................................              2.7              (4.2)            (0.4)
       Accounts payable and accrued expenses..................              2.2               3.0              1.2
                                                                            ---               ---              ---
        Total adjustments.....................................             12.3             (16.0)            (4.4)
                                                                           ----              ----              ---
Net cash provided by (used in) operating activities...........             30.9              (3.9)            11.3
                                                                           ----               ---             ----

Cash flows from investing activities:
     Capital expenditures.....................................             (9.2)            (19.5)            (9.1)
     Maturity of held-to-maturity investments.................                -                 -             10.6
                                                                           -----            -----             ----
Net cash (used in) provided by investing activities...........             (9.2)            (19.5)             1.5
                                                                            ---              ----              ---

Cash flows from financing activities:
     Payments of notes payable and capital leases.............             (5.3)             (0.2)            (0.1)
     Proceeds from issuance of debt...........................                -              17.3                -
     Repayment of note by a related party.....................                -               2.5                -
     Stock options exercised..................................              1.0               0.3              0.7
     Income tax benefit related to stock options..............              1.2               2.6                -
     Repurchase of common stock...............................                 -                -             (0.9)
     Sale of common stock  ...................................                 -                -              1.9
                                                                           -----             ----              ---
Net cash (used in) provided by financing activities...........             (3.1)             22.5              1.6
                                                                            ---              ----              ---

Effect of exchange rate changes on cash.......................             (0.1)              0.0              0.0
                                                                            ---               ---              ---

Net increase (decrease) in cash and cash equivalents..........             18.5              (0.9)            14.4
Cash and cash equivalents at beginning of period..............             16.5              17.4              3.0
                                                                           ----              ----              ---
Cash and cash equivalents at end of period....................           $ 35.0            $ 16.5           $ 17.4
                                                                         ======            ======           ======

Supplemental cash flow data:
     Interest paid, net of capitalized interest...............            $ 1.4            $  0.7            $ 0.1
     Income taxes paid........................................            $ 9.4            $  0.4            $ 0.2
Non-cash investing and financing:
     Sale of common stock financed with note receivable.......            $ 2.6            $  9.8            $ 0.4
     Issuance of common stock in conversion of debt...........            $ 4.9                 -                -

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

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized. The impairment loss is measured by the amount the book value exceeds the fair value of the asset. The fair value would be determined by obtaining a quote from an independent third party or by using a discounted expected future cash flow model. There were no impaired long-lived assets at December 31, 1999.

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

INVENTORY

      Inventory is stated at the lower of cost or market and costs are removed on a first-in first-out (FIFO) basis. Inventory is reviewed on a quarterly basis for obsolete, slow-moving or impaired items. There were no obsolete, slow-moving or impaired items at December 31, 1999.

                        BIOMATRIX, INC. AND SUBSIDIARIES

INVESTMENTS

      Investments, which typically consist of U.S. Government and Government Agency Securities, are classified as held-to-maturity and are reported at amortized cost, which approximates market.

DEFERRED DEBT FEES

      Deferred debt fees are included in other assets and are amortized over the term of the corresponding debt.

REVENUE RECOGNITION

      Revenue from product sales is recognized at the time the products are shipped to the customer or marketing partner. These Revenues are recorded at the minimum/supply price. Additional Revenue from product sales in the form of formula price adjustments, which is based on the difference between the contractual percentage of net sales of a marketing partner to their customers and the minimum/supply price, is recognized in the same period that the marketing partner records the sale to their customers. Revenue from non-refundable up-front and milestone payments is recognized in the period earned, which is when the activity has been performed or the milestone has been achieved under the terms of the contracts with the marketing partners. The Company is planning to adopt Staff Accounting Bulletin No. 101, "Revenue Recognition," during the second quarter of 2000, which will impact the way the Company records its non-refundable up-front and milestone payments. (See Note 17 for further discussion). Research contract revenue is recognized at the time the service is performed.

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


                                                              1999             1998              1997
                                                              ----             ----              ----
         Weighted average shares outstanding - Basic       22,959,394       22,450,398        21,789,538
         Dilutive effect of stock options                   1,390,558        1,253,360           864,874
                                                           ----------       ----------        ----------
         Weighted average shares outstanding - Diluted     24,349,952       23,703,758        22,654,412
                                                           ==========       ==========        ==========

RECLASSIFICATION

      Certain amounts in the 1998 and 1997 consolidated statements of operations and the 1998 consolidated balance sheet have been reclassified in order to conform to the 1999 presentation.

3.  INVENTORIES

      Inventories at December 31, 1999 and 1998 consisted of:


                                                                                1999             1998
                                                                               -----            -----
      Raw materials....................................................        $ 0.6            $ 1.5
      Work-in-process..................................................          7.2              4.8
      Finished Goods...................................................          0.7              0.5
                                                                               -----            -----
                                                                               $ 8.5            $ 6.8
                                                                               =====            =====

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


                                                                                  1999                1998
                                                                                 -----               -----
      May 2007.........................................................          $ 0.5               $ 0.5
      January 2008.....................................................            1.0                 0.9
      March 2008.......................................................            0.6                 0.6
      April 2008.......................................................            1.8                 1.7
      June 2008........................................................            7.3                 6.9
      March 2009.......................................................            2.6                   -
      September 2009...................................................            0.2                   -
                                                                                 -----               -----
                                                                                 $14.0               $10.6
                                                                                 =====               =====

      In August 1998, an officer of the Company repaid a note in the amount of $2.8 million including interest. All notes issued during 1999, 1998 and 1997 have been for common stock issued pursuant to the Company's 1997 Restricted Stock Plan.

                        BIOMATRIX, INC. AND SUBSIDIARIES

5.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 1999 and 1998 consisted of:


                                                                                               Estimated
                                                                  1999             1998       Useful Life
                                                                 ------           ------      -----------
Buildings...................................................     $ 31.7           $ 22.4        25 years
Land  ......................................................        2.2              2.2          N/A
Construction in progress....................................        0.2              4.9          N/A
Manufacturing equipment.....................................        8.5              7.7      5-10 years
Research laboratory equipment...............................        2.2              2.1      5-10 years
Office equipment............................................        4.8              3.1      3-10 years
Leasehold improvements......................................        1.2              1.1       1-5 years
                                                                 ------           ------
                                                                   50.8             43.5
Less accumulated depreciation and amortization..............       (9.5)            (5.8)
                                                                 ------           ------
                                                                 $ 41.3           $ 37.7
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

6.  ACCRUED EXPENSES

      Accrued expenses at December 31, 1999 and 1998 consisted of:


                                                                                      1999              1998
                                                                                     -----             -----
      Accrued Expenses:
         Taxes payable...............................................                $ 2.0             $ 1.9
         Accrued personnel expenses..................................                  1.8               1.5
         Royalties...................................................                  2.2               1.1
         Other accrued expenses......................................                  2.0               1.1
                                                                                     -----             -----
                                                                                     $ 8.0             $ 5.6
                                                                                     =====             =====

7.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Long-Term Debt and Capital Lease Obligations at December 31, 1999 and 1998 consisted of:


                                                                                    1999                1998
                                                                                   -----               -----
      Notes Payable:
         Equipment loan..................................................         $  1.9              $  2.3
         Mortgage note, payable in monthly installments through July 2001..          0.3                 0.3
         Construction and equipment loan.................................            0.3                 0.5
      Capital lease obligations..........................................            -                   4.7
      Convertible subordinated debt......................................           10.0                15.0
                                                                                  ------              ------
                   Total ................................................           12.5                22.8
         Less current maturities.........................................           (0.6)               (5.2)
                                                                                  ------              ------
         Long term portion...............................................         $ 11.9              $ 17.6
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

      Future minimum payments due under the note payable and mortgage obligations are as follows at December 31, 1999:


             Year                                             Amount
             ----                                             ------
             2000.......................................      $  1.5
             2001.......................................         1.7
             2002.......................................         1.2
             2003.......................................        10.9
                                                              ------
             Total minimum payments.....................      $ 15.3
             Less - amount representing interest........        (2.8)
                                                              ------
             Principal obligations......................      $ 12.5
             Less - current portion.....................        (0.6)
                                                              ------
             Long-Term portion..........................      $ 11.9
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

                        BIOMATRIX, INC. AND SUBSIDIARIES

9.  INCOME TAXES


                                                                      Year Ended December 31,
                                                              1999              1998                 1997
                                                              ----              ----                 ----
Income (Loss) before income taxes:
      Domestic...................................           $ 31.0            $ 14.3               $ 17.2
      Foreign....................................            ( 0.0)             (0.2)                (0.9)
                                                              ----              ----                 ----
                                                            $ 31.0            $ 14.1               $ 16.3
                                                            ======            ======               ======
Income tax provision:
      Domestic, Federal..........................           $ 10.7             $ 1.3                 $0.4
      Domestic, State............................              1.6               0.7                  0.2
      Foreign....................................              0.1                 -                    -
                                                               ---             -----                -----
                                                            $ 12.4            $  2.0               $  0.6
                                                            ======            ======               ======

      A reconciliation of the United States federal statutory rate to the Company's effective tax rate for the years ended December 31, 1999, 1998, and 1997 is as follows:


                                                          1999             1998              1997
                                                          ----             ----              ----
Statutory federal corporate rate.................         35.0%            35.0%             35.0%
State income taxes, net of federal tax benefit...          4.1              6.2               1.0
Foreign related items............................          1.5              4.1               2.0
Research and development credits.................           -              (2.4)               -
Benefit of net operating losses..................         (1.7)            (6.0)            (35.8)
Nondeductible items..............................          0.9              1.6                -
Change in valuation allowance....................           -             (27.2)             (1.1)
Other ...........................................           -               3.0                -
Alternative minimum tax..........................           -                -                2.2
                                                          ----             ----               ---
Effective tax rate...............................         39.8%            14.3%              3.3%
                                                          ====             ====               ===

      Temporary differences and carryforwards which give rise to deferred tax assets are as follows:


                                                                                Deferred Tax Assets
                                                                                -------------------
                                                                                1999               1998
                                                                                ----               ----
      Net operating losses........................................             $ 1.6              $ 1.9
      Research credits............................................               0.6                1.9
      Depreciation................................................               2.1                1.3
      Alternative minimum tax credit..............................               -                  0.4
      Other.......................................................               1.2                1.1
                                                                                 ---                ---
                                                                                 5.5                6.6
         Valuation allowance......................................              (4.3)              (3.8)
                                                                                 ---               -----
               Total deferred taxes...............................              $1.2               $2.8
                                                                                ====               ====

      At December 31, 1999, approximately $0.7 million of the deferred tax assets is included in prepaid expenses and other current assets, and $0.5 million is included in other assets. At December 31, 1998, deferred tax assets of $2.8 million were included in other assets. The Company's valuation allowance of $4.3 million and $3.8 million in 1999 and 1998, respectively, was provided on deferred tax assets, which were primarily foreign related items, due to the uncertainty of realization.

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


                                                                      1999            1998            1997
                                                                      -----           -----           ----
                Net income - as reported........................      $18.6           $12.1         $ 15.7
                Net income - pro forma..........................        8.5             9.4           14.7

                Net income per share - as reported (basic)......       0.81            0.54           0.72
                Net income per share - pro forma (basic)........       0.37            0.42           0.68

                Net income per share - as reported (diluted)....       0.76            0.51           0.69
                Net income per share - pro forma (diluted)......       0.35            0.39           0.65

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

Information regarding these option plans for 1999, 1998 and 1997 is as follows:


                                        1999                        1998                        1997
                             --------------------------- --------------------------- ----------------------------
                                            Weighted-                   Weighted-                   Weighted-
                                             Average                     Average                     Average
                                            Exercise                    Exercise                     Exercise
                                Shares        Price         Shares        Price         Shares        Price
                             --------------------------- --------------------------- ----------------------------
Options outstanding,
     Beginning of year......  2,371,140         $9.20      1,854,714        $6.15     1,633,054        $ 3.06
Options exercised...........   (194,008)         5.15       (139,364)        3.14      (584,840)         1.32
Options granted.............    632,016         26.08        728,740        15.79       821,600          8.84
Options canceled............    (77,800)        17.95        (72,950)       10.69       (15,100)         4.84
                             --------------              --------------              --------------
Options outstanding,
     End of year............  2,731,348        $13.15      2,371,140        $9.20     1,854,714        $ 6.15

Option price range at
     End of year............      $0.50 to $40.00              $0.50 to $25.94            $0.50 to $16.00

Options exercisable,
     End of year............  1,150,789         $7.43        853,610        $5.18       638,814        $ 3.06

Option price range for
     Exercised shares.......      $0.50 to $19.00              $0.50 to $8.63              $0.50 to $8.63
Options available for grant
     At end of year.........         1,422,062                    976,278                    1,680,966
Weighted-average fair value
     Of options granted
     during The year........           $15.09                      $10.89                      $5.99

      The following table summarizes information about stock options at December 31, 1999:


                                            Options Outstanding                            Options Exercisable
                            ----------------------------------------------------    -----------------------------------
                                                 Weighted-
                                                  Average           Weighted-                              Weighted-
                                 Number          Remaining           Average             Number             Average
                               Outstanding      Contractual         Exercise           Exercisable         Exercise
Range of Exercise Prices       at 12/31/99         Life               Price            at 12/31/99           Price
--------------------------- ----------------- ----------------- ----------------    ------------------ ----------------
$0.50     -    $ 1.00             32,042            4.54            $  0.98               32,042            $  0.98
$2.31     -    $ 5.63            728,760            5.72            $  3.75              517,360            $  3.00
$6.00     -    $15.00            945,090            7.30            $ 10.86              464,840            $  9.56
$15.44    -    $25.94            508,480            8.59            $ 17.69              117,813            $ 16.74
$26.19    -    $40.00            516,976            9.14            $ 26.85               18,734            $ 29.79

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

   LITIGATION

         In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform resulted from his consultancy and seeks a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The royalty Jarcho alleges he is entitled to would have totalled $0.4 million through December 31, 1999. The Company disagrees with Jarcho's claims and does not believe that Jarcho is owed any royalties as a result of Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which the Company opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for May 2000. The Company has been defending this matter vigorously. In accordance with the Company's policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

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

                                                              1999            1998            1997
                                                              ----            ----            ----
    Product Sales:
       Synvisc:
         United States.........................             $ 53.7          $ 28.5          $   4.0
         Rest of the World.....................               14.6             5.2              3.6
       All Other Products......................                3.7             4.1              4.1
                                                             -----           -----           ------
       Total Product Sales.....................             $ 72.0          $ 37.8          $  11.7
                                                            ======          ======          =======

    Identifiable Assets:
       United States...........................             $ 89.8          $ 73.9          $  36.1
       Rest of the World.......................                9.2             9.4              7.8
                                                             -----           -----             ----
       Total Assets............................             $ 99.0          $ 83.3          $  43.9
                                                            ======          ======          =======

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

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue recognition ("SAB 101"), which was amended on March 24, 2000 to delay the implementation date for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000 until no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. To the extent the guidance in SAB 101 differs from the generally accepted accounting principles previously utilized by an SEC registrant, SAB 101 indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle.

         Prior to promulgation of SAB 101, the Company had reported non-refundable up-front and milestone fees received pursuant to distribution agreements in the period earned, which was deemed to be the date this activity was performed or the milestone was achieved. While the Company believes the pricing under these agreements entered into with various marketing partners provides for arms-length pricing of product sales, SAB 101 requires that the Company reviews all of its non-refundable fees to determine if they should be linked to the supply arrangements and reported as additional revenue from product sales made pursuant to those arrangements.

         The Company is currently in the process of evaluating the impact of SAB 101 on its accounting policy for non-refundable fees received pursuant to distribution agreements with marketing partners. The Company is in the process of reviewing each of its many distribution agreements to assess whether non-refundable, up-front license fees and/or milestone payments should be deferred in accordance with SAB 101. Accordingly, the Company anticipates that a change in its accounting policy will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash, after-tax charge is preliminarily estimated to range from $13.0 million to $20.0 million. Such amount would be recorded as deferred revenue and recognized as product revenue in future periods. The Company will continue to assess the impact of SAB 101 and currently intends to implement changes resulting from SAB 101 in the second quarter of 2000.

18. SUBSEQUENT EVENTS - MERGER

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

18. SUBSEQUENT EVENTS - MERGER (CONTINUED)

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

      Certain officers of Biomatrix holding an aggregate of approximately 34% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, as a condition to Genzyme's entering into the Merger Agreement, Biomatrix granted Genzyme an option to acquire up to 4.6 million shares of Biomatrix Common Stock at a price of $30 per share. The option may only be exercised by Genzyme upon the termination of the Merger Agreement resulting from our shareholders' voting against the merger or our entering into an alternative transaction that is recommended by our Board.

19.   SUBSEQUENT EVENTS - LITIGATION

         On July 21, and August 7, 15, and 30, 2000, class action lawsuits requesting unspecified damages were filed in the United States District Court for the District of New Jersey against Biomatrix and two of its officers and directors, Endre A. Balazs and Rory B. Riggs. In these actions, the plaintiffs seek to certify a class of all persons or entities who purchased or otherwise acquired Biomatrix common stock during the period between July 20, 1999 and April 25, 2000. The plaintiffs allege, amongst other things, that the defendants failed to accurately disclose information related to Biomatrix's product Synvisc-Registered Trademark- during the period between July 20, 1999 and April 25, 2000, and assert causes of action under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act. We disagree with these claims and believe that information related to Synvisc was properly disclosed. Biomatrix intends to defend these actions vigorously. Under the certificate of incorporation of Biomatrix, officers and directors of Biomatrix are entitled to indemnification for such claims from Biomatrix to the full extent permitted by Delaware law. The Company is presently unable to predict the ultimate outcome of these cases or whether they would have a material impact on the results of operations, financial position or cash flows of Biomatrix. We have not made any provisions for any liability that might result from these claims.