Form 10-Q/A
period 2000-03-31
BIOMATRIX INC
filed 2000-10-26
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes  X           No
                               ---             ---

The number of shares outstanding of the issuer's common stock as of the latest practicable date:


                  Class                          October 20, 2000
                  -----                          ----------------
         Common stock, $ 0.0001 par value            23,627,929

The following items are amended:

Item 1. Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Biomatrix has amended and restated in its entirety each item of its 2000 Form 10-Q for the quarter ended March 31, 2000 which has been affected by this Amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this form 10-Q/A to otherwise modify or update such disclosures.

Item 1 - Unaudited Condensed Consolidated Financial Statements

                        BIOMATRIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)
                 (in millions, except share and per share data)


                                                                                    March 31,      December 31,
                                                                                      2000            1999
                                                                                      ----            ----
     ASSETS
Current assets:
   Cash and cash equivalents.............................................            $33.3           $35.0
   Accounts receivable, less allowance for doubtful accounts.............             11.8            10.1
   Inventory, at lower of cost or market.................................              9.0             8.5
   Prepaid expenses and other current assets.............................              3.1             3.2
                                                                                       ---             ---
           Total current assets..........................................             57.2            56.8

Property, plant and equipment, net.......................................             40.7            41.3
Other assets.............................................................              0.8             0.9
                                                                                       ---             ---
          Total assets...................................................            $98.7           $99.0
                                                                                     =====           =====

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable......................................................            $ 1.1           $ 1.3
   Accrued expenses......................................................              7.3             8.0
   Notes payable - current...............................................              0.6             0.6
                                                                                       ---             ---
           Total current liabilities.....................................              9.0             9.9

Notes payable............................................................             11.7            11.9
                                                                                      ----            ----
           Total liabilities.............................................             20.7            21.8
                                                                                      ----            ----

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued.................              -               -
   Common stock, $.0001 par value: 60,000,000 authorized;
     23,401,065 and 23,374,366 issued and 23,308,771 and

     23,282,072 outstanding in 2000 and 1999, respectively ..............              0.0             0.0
   Additional paid-in capital ...........................................             83.1            82.7
   Notes receivable - related parties....................................            (14.1)          (14.0)
   Retained earnings.....................................................             11.4            10.9
   Accumulated other comprehensive loss .................................             (1.5)           (1.5)
   Treasury stock, 92,294 shares of common stock at cost.................             (0.9)           (0.9)
                                                                                      ----            ----

           Total shareholders' equity ...................................             78.0            77.2
                                                                                      ----            ----
          Total liabilities and shareholders' equity.....................            $98.7           $99.0
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

                        BIOMATRIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                 (in millions, except share and per share data)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                           ---------

                                                                                      2000          1999
                                                                                      ----          ----
Revenues:
    Net product sales....................................................            $16.5          $ 16.5
    Income from licenses, royalties and research contracts...............              0.2             0.1
                                                                                       ---             ---
          Total revenues.................................................             16.7            16.6

Costs and expenses:
    Cost of goods sold...................................................              5.0             4.9
    Research and development expenses....................................              2.6             2.2
    Selling, general and administrative expenses.........................              8.5             3.9
                                                                                       ---             ---
          Total costs and expenses.......................................             16.1            11.0
                                                                                      ----            ----

Income from operations...................................................              0.6             5.6

Interest expense.........................................................             (0.2)           (0.4)
Interest and miscellaneous income........................................              0.5             0.3
                                                                                       ---             ---
Income before taxes......................................................              0.9             5.5

Provision for income taxes...............................................              0.4             2.2
                                                                                       ---             ---

Net income...............................................................            $ 0.5           $ 3.3
                                                                                     =====           =====


Net income per share:
    Basic ...............................................................             $0.02          $ 0.14
    Weighted average basic shares outstanding............................         23,292,421     22,794,084

    Diluted..............................................................             $0.02          $ 0.13
    Weighted average diluted shares outstanding..........................         24,642,370     24,461,854


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in millions)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                           ---------

                                                                                       2000          1999
                                                                                       ----          ----
Cash flows from operating activities:
    Net income..................................................................       $ 0.5         $ 3.3
Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization............................................         0.9           0.8
       Stock option compensation................................................         0.2           0.1
    Changes in assets and liabilities:
       Accounts receivable......................................................        (1.6)         (1.7)
       Inventory ...............................................................        (0.5)         (2.0)
       License fees, prepaid expenses and other current assets..................         0.1           5.2
       Other assets.............................................................         0.0          (0.0)
       Accounts payable and accrued expenses....................................        (0.9)          2.5
                                                                                        ----           ---

                 Net cash (used for) provided by operating activities...........        (1.3)          8.2
                                                                                        ----           ---

Cash flows from investing activities:
    Capital expenditures........................................................        (0.4)         (4.6)
                                                                                        ----          ----

                 Net cash used for investing activities.........................        (0.4)         (4.6)
                                                                                        ----          -----

Cash flows from financing activities:
    Payments of notes payable and capital lease obligations.....................        (0.2)         (0.2)
    Stock options exercised.....................................................         0.2           0.2
                                                                                         ---          ----

                 Net cash provided by financing activities......................         0.0           0.0
                                                                                         ---          ----

Effect of exchange rate changes on cash.........................................         0.0           0.0
                                                                                        ----          ----

Net (decrease) increase in cash and cash equivalents............................        (1.7)          3.6
Cash and cash equivalents at beginning of period................................        35.0          16.5
                                                                                        ----          ----
Cash and cash equivalents at end of period......................................       $33.3         $20.1
                                                                                       =====         =====

Non-cash financing activities:

    Sale of common stock financed with notes receivable.........................         -            $2.4

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

NOTE 2 - INVENTORIES

         Inventories at March 31, 2000 and December 31, 1999 consisted of (in millions):


                                                  March 31,       December 31,
                                                   2000              1999
                                                   ----              ----
         Raw materials......................      $ 1.0             $ 0.6
         Work-in-process....................        6.9               7.2
         Finished goods.....................        1.1               0.7
                                                    ---               ---
                                                  $ 9.0             $ 8.5
                                                  =====             ======

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


                                                                                  2000              1999
                                                                                  ----              ----
         Weighted average shares outstanding - Basic...................     23,292,421        22,794,084
         Dilutive effect of stock options..............................      1,349,949         1,667,770
                                                                             ---------         ---------
         Weighted average shares outstanding - Diluted.................     24,642,370        24,461,854
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


                                                                              2000            1999
                                                                              ----            ----
    Product sales:
       Synvisc-Registered Trademark-:
         United States.................................................      $11.8            $12.6
         Rest of the world.............................................        3.8              3.2
       All other products..............................................        0.9              0.7
                                                                               ---              ---
       Total product sales.............................................      $16.5            $16.5
                                                                             =====            =======


                                                                            March 31,      December 31,
                                                                              2000             1999
                                                                              ----             ----
    Identifiable assets (in millions):

       United States...................................................      $89.3            $89.8
       Rest of the world...............................................        9.4              9.2
                                                                               ---              ---
       Total assets....................................................      $98.7            $99.0
                                                                             =====            =====

                        BIOMATRIX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - COMPREHENSIVE INCOME

         Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table shows comprehensive income for the three months ended March 31, 2000 and 1999 (in millions):


                                                                                  2000              1999
                                                                                  ----              ----
         Net income ...................................................          $ 0.5            $ 3.3
         Change in cumulative translation adjustment...................            0.0              0.2
                                                                                   ---              ---
         Comprehensive income..........................................          $ 0.5            $ 3.5
                                                                                 =====            =====

NOTE 8 - CONTINGENCIES

         In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform-Registered Trademark-resulted from his consultancy and seeks a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The royalty Jarcho alleges he is entitled to would have totalled $0.4 million through March 31, 2000. The Company disagrees with Jarcho's claims and does not believe that Jarcho is owed any royalties as a result of Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which the Company opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for November 2000. The Company has been defending this matter vigorously. In accordance with the Company's policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

                        BIOMATRIX, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9 - IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which was most recently amended by SAB 101B on June 26, 2000 to delay the implementation date until no later than the fourth fiscal quarter for fiscal years beginning after December 15, 1999. To the extent the guidance in SAB 101 differs from the generally accepted accounting principles previously utilized by an SEC registrant, SAB 101 indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle.

         In consideration of SAB 101 and the guidance contained therein, we are re-examining all elements and provisions of our contracts, specifically non-refundable license fees and milestones, to determine the impact of SAB 101 on our policy of recording revenue. Based on our most recent analysis and our understanding of the requirements, we have revised our previous estimates and currently anticipate that the implementation of SAB 101 will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash, after-tax charge is currently estimated to be approximately $2.2 million. Such amount would be recorded as deferred revenue and recognized as revenue in future periods. We will continue to assess the impact of SAB 101 as additional guidance and interpretations evolve over the remainder of the year. We intend to implement changes resulting from SAB 101 no later than the fourth quarter of 2000.

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

      The Company expects that the aforementioned modifications will be made upon stockholder and board approvals and concurrent with the closing of the Merger which is anticipated to occur in the fourth quarter of fiscal 2000. At the time that the options and option plan are modified, Biomatrix will measure any compensation expense based on the stock price at the date that the modifications are made. The Company will record additional compensation expense for any unvested options at the date on which an employee is terminated. The amount of the compensation expense is based on the stock price at the date of modification and the unvested shares subject to acceleration.

NOTE 11 - SUBSEQUENT EVENT

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

Item 2 - Management's Discussion and Analysis of financial Condition and Results of Operations

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

         The Company's business is subject to significant risks. Certain statements contained in this Form 10-Q are forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and involve risks and uncertainties, including, but not limited to, governmental regulation, reimbursement for products, dependence on distribution relationships, patents, competition, manufacturing, rapid growth, dependence upon key personnel, fluctuation in operating results, product liability, stock price volatility, and other risks detailed in the Company's reports filed under the Securities and Exchange Act, including the Company's Form 10-K for the year ended December 31, 1999. We rely on distribution partners to sell our products in the U.S. and in many other major markets. These distribution partners make independent decisions about the amount of our products they will purchase in any given quarter based on a number of factors, including their estimate of future sales in their marketing territories and the level of inventory they decide to maintain at any given time. Further, a portion of the Company's revenues may be based on payments from corporate license and distribution agreements. Therefore, total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

           REVENUES. Total revenues for the three months ended March 31, 2000 were $16.7 million, representing an increase of $0.1 million over the same period of the prior year. Net product sales for the three months ended March 31, 2000 were $16.5 million, equal to the product sales reported for the same period of 1999. Product sales for the three months ended March 31, 2000 of $16.5 million were comprised of $15.5 million from supply price revenues and $1.0 million from formula price adjustment revenues. Product sales for the three months ended March 31, 1999 of $16.5 million were comprised of $15.1 million from supply price revenues and $1.4 million from formula price adjustment revenues. The number of units shipped and the average selling price per unit during the first quarter of 2000 was relatively consistent with the first quarter of 1999. However, the product sales from supply price revenues for the first quarter of 1999 included an inventory build at the Company's U.S. marketing partner so that the partner could begin an advertising campaign in the second quarter of 1999. During the first quarter of 2000, U.S. end-user net sales by our marketing partner increased by 39% when compared to the first quarter of 1999. Income from licenses, royalties and research contracts was $0.2 million for the three months ended March 31, 2000, or an increase of $0.1 million from the three months ended March 31, 1999. Upon adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company's accounting policy for recognizing revenue related to up front and milestone payments will be to recognize revenue when all performance and economic commitments have been completed.

                        BIOMATRIX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (CONTINUED)

       COSTS AND EXPENSES. Total costs and expenses were $16.1 million for the three months ended March 31, 2000, representing an increase of $5.1 million or 46% over the same period of the prior year. Cost of goods sold for the first quarter of 2000 and 1999 were $5.0 million and $4.9 million, respectively, which produced gross margins of 70% in each period. Research and development expenses were $2.6 million and $2.2 million for the first quarter of 2000 and 1999, respectively. The increase of $0.4 million or 18% resulted from greater clinical costs related to the Company's pipeline of products in development. Selling, general and administrative expenses for the first quarter of 2000 were $8.5 million, representing an increase of $4.6 million or 118%, over the first quarter of 1999. First quarter expenses for 2000 include $3.0 million of marketing expenses related to the Company's U.S. advertising campaign for Synvisc-Registered Trademark-. The Company expects this to be a one-time expense. The first quarter of 2000 also includes approximately $0.3 million of costs related to the expected merger with Genzyme. The remainder of the increase over the first quarter of 1999 is primarily due to increased costs related to supporting the scope of the Company's growing global activities.

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

IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101"), which was most recently amended by SAB 101B on June 26, 2000 to delay the implementation date until no later than the fourth fiscal quarter for fiscal years beginning after December 15, 1999. To the extent the guidance in SAB 101 differs from the generally accepted accounting principles previously utilized by a SEC registrant, SAB 101 indicates that the SEC staff will not object to reporting the cumulative effect of a change in accounting principle.

         In consideration of SAB 101 and the guidance contained therein, we are re-examining all elements and provisions of our contracts, specifically non-refundable license fees and milestones, to determine the impact of SAB 101 on our policy of recording revenue. Based on our most recent analysis and our understanding of the requirements, we have revised our previous estimates and currently anticipate that the implementation of SAB 101 will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash, after-tax charge is currently estimated to be approximately $2.2 million. Such amount would be recorded as deferred revenue and recognized as revenue in future periods. We will continue to assess the impact of SAB 101 as additional guidance and interpretations evolve over the remainder of the year. We intend to implement changes resulting from SAB 101 no later than the fourth quarter of 2000.

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

      The Company expects that the aforementioned modifications will be made upon stockholder and board approvals and concurrent with the closing of the Merger which is anticipated to occur in the fourth quarter of fiscal 2000. At the time that the options and option plan are modified, Biomatrix will measure any compensation expense based on the stock price at the date that the modifications are made. Based on the market value of the Company's stock on August 1, 2000, the Company estimates the impact of the immediate acceleration of the unvested options of the executive and non-employee directors to be approximately $0.5 million which will be recorded in the Company's financial statements at the modification date and up to $5.5 million related to the other options. The Company will record additional compensation expense for any unvested options at the date on which an employee is terminated. The amount of the compensation expense is based on the stock price at the date of modification and the unvested shares subject to acceleration.

SUBSEQUENT EVENT

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

DATE:      October 25, 2000                BIOMATRIX, INC.

                                           By:   /s/ Endre A. Balazs
                                                 ----------------------------
                                                 Endre A. Balazs
                                                 Chief Executive Officer and
                                                 Chief Scientific Officer

                                           By:   /s/ Maxine Seifert
                                                 ----------------------------
                                                 Maxine Seifert
                                                 Vice President, Finance and
                                                 Chief Financial Officer