Form 10-Q/A
period 2000-06-30
BIOMATRIX INC
filed 2000-10-26
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                   FORM 10-Q/A

                               AMENDMENT NO. 1 TO
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTER ENDED JUNE 30, 2000   COMMISSION FILE NUMBER 0-19373
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

The following items are amended:

Item 1 - Unaudited Condensed Consolidated Financial Statements
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Biomatrix has amended and restated in its entirety each item of its 2000 Form 10-Q for the quarter ended June 30, 2000 which has been affected by this Amendment. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this form 10-Q/A to otherwise modify or update such disclosures.

Item 1 - Unaudited Condensed Consolidated Financial Statements

                        BIOMATRIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (in millions, except share and par value data)

                                                                   June 30,   December 31,
                                                                     2000        1999
                                                                     ----        ----
    ASSETS
Current assets:
  Cash and cash equivalents ...................................     $ 37.4      $ 35.0
  Accounts receivable, less allowance for doubtful accounts ...       13.4        10.1
  Inventory, at lower of cost or market .......................        8.5         8.5
  License fees receivable .....................................        7.0         -
  Prepaid expenses and other current assets ...................        3.0         3.2
                                                                    ------      ------

         Total current assets .................................       69.3        56.8

Property, plant and equipment, net ............................       40.2        41.3
Other assets ..................................................        0.8         0.9
                                                                    ------      ------

         Total assets .........................................     $110.3      $ 99.0
                                                                    ======      ======

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................     $  1.2      $  1.3
  Accrued expenses ............................................       11.1         8.0
  Notes payable - current .....................................        0.9         0.6
                                                                    ------      ------

         Total current liabilities ............................       13.2         9.9

Notes payable - long term .....................................       11.3        11.9
                                                                    ------      ------

         Total liabilities ....................................       24.5        21.8
                                                                    ------      ------

Commitments and contingent liabilities

Shareholders' equity:
  Preferred stock, 3,000 shares authorized; none issued .......        -           -
  Common stock, $.0001 par value; 60,000,000 shares authorized;
    23,529,950 and 22,374,366 issued and 23,437,656 and
    23,282,072 outstanding in 2000 and 1999, respectively .....        0.0         0.0
  Additional paid-in capital ..................................       83.6        82.7
  Notes receivable - related parties ..........................      (14.4)      (14.0)
  Retained earnings ...........................................       19.1        10.9
  Accumulated other comprehensive loss ........................       (1.6)       (1.5)
  Treasury stock, 92,294 shares of common stock at cost .......       (0.9)       (0.9)
                                                                    ------      ------

         Total shareholders' equity ...........................       85.8        77.2
                                                                    ------      ------

         Total liabilities and shareholders' equity ...........     $110.3      $ 99.0
                                                                    ======      ======

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in millions, except share and per share data)


                                                    Three Months Ended               Six Months Ended
                                                          June 30,                       June 30,
                                                   2000            1999            2000            1999
                                                   ----            ----            ----            ----
Revenues:
Net product sales ..........................   $       20.0    $       18.1    $       36.5    $       34.6
Income from licenses, royalties
  and research contracts ...................            7.2             7.1             7.4             7.2
                                               ------------    ------------    ------------    ------------

        Total revenues .....................           27.2            25.2            43.9            41.8
                                               ------------    ------------    ------------    ------------

Costs and expenses:
Cost of goods sold .........................            6.0             5.2            11.0            10.1
Research and development expenses ..........            2.7             2.0             5.3             4.2
Selling, general and administrative expenses            6.2             4.6            14.7             8.5
                                               ------------    ------------    ------------    ------------

        Total costs and expenses ...........           14.9            11.8            31.0            22.8
                                               ------------    ------------    ------------    ------------

Income from operations .....................           12.3            13.4            12.9            19.0

Interest expense ...........................           (0.3)           (0.5)           (0.5)           (0.9)
Interest and miscellaneous income ..........            0.8             0.3             1.3             0.6
                                               ------------    ------------    ------------    ------------

Income before taxes ........................           12.8            13.2            13.7            18.7

Provision for income taxes .................            5.1             5.5             5.5             7.7
                                               ------------    ------------    ------------    ------------

Net income .................................   $        7.7    $        7.7    $        8.2    $       11.0
                                               ============    ============    ============    ============


Net income per share:
     Basic .................................   $       0.33    $       0.34    $       0.35    $       0.48
                                               ============    ============    ============    ============
     Weighted average shares outstanding ...     23,388,175      22,931,602      23,340,298      22,862,843
                                               ============    ============    ============    ============

     Diluted ...............................   $       0.31    $       0.31    $       0.34    $       0.45
                                               ============    ============    ============    ============
     Weighted average shares outstanding ...     24,933,030      25,315,224      24,489,291      25,240,877
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

                        BIOMATRIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                     Six Months Ended
                                                                         June 30,
                                                                    2000          1999
                                                                    ----          ----
Cash flows from operating activities:
    Net income .............................................     $    8.2      $   11.0
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ........................          1.9           1.6
      Stock option compensation ............................          0.1           0.1
    Change in assets and liabilities:
      Accounts receivable ..................................         (3.4)          0.9
      Inventory ............................................          0.1          (2.3)
      License fees receivable, prepaid expenses
       and other current assets ............................         (6.9)         (1.6)
Other assets ...............................................         (0.3)          0.1
      Accounts payable and accrued expenses ................          3.2           6.4
                                                                 --------      --------

           Net cash provided by operating activities .......          2.9          16.2
                                                                 --------      --------

Cash flows from investing activities:
    Capital expenditures ...................................         (0.9)         (7.2)
                                                                 --------      --------

           Net cash used for investing activities ..........         (0.9)         (7.2)
                                                                 --------      --------

Cash flows from financing activities:
    Payments of notes payable and capital
       lease obligations ...................................         (0.3)         (4.9)
    Stock options exercised ................................          0.7           0.7
                                                                 --------      --------

           Net cash provided by (used for)
              financing activities .........................          0.4          (4.2)
                                                                 --------      --------

Effect of exchange rate changes on cash ....................          0.0           0.0
                                                                 --------      --------

Net increase in cash and cash equivalents ..................          2.4           4.8
Cash and cash equivalents at beginning of period ...........         35.0          16.5
                                                                 --------      --------
Cash and cash equivalents at end of period .................     $   37.4      $   21.3
                                                                 ========      ========

Non-cash financing activities:
    Sale of common stock financed with
       notes receivable ....................................         $  -      $    2.4



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


NOTE 2 - INVENTORIES

        Inventories at June 30, 2000 and December 31, 1999 consisted of (in millions):

                                                        June 30,    December 31,
                                                          2000         1999
                                                          ----         ----
        Raw Materials .............................     $    1.0     $    0.6
        Work-in-Process ...........................          6.5          7.2
        Finished Goods ............................          1.0          0.7
                                                        --------     --------
                                                        $    8.5     $    8.5
                                                        ========     ========

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

                        BIOMATRIX, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (unaudited)

NOTE 5 - COMPREHENSIVE INCOME

        Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table shows comprehensive income for the three and six months ended June 30, 2000 and 1999 (in millions):

                                                             Three months ended         Six months ended
                                                                  June 30,                  June 30,
                                                             2000          1999         2000          1999
----
    Net income .......................................     $    7.7      $    7.7     $    8.2      $   11.0
    Change in cumulative translation adjustment ......         (0.1)          0.3         (0.1)          0.5
                                                           --------      --------     --------      --------
    Comprehensive income .............................     $    7.6      $    8.0     $    8.1      $   11.5
                                                           ========      ========     ========      ========


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

                                                          Three months ended       Six months ended
                                                               June 30,                June 30,
                                                           2000        1999        2000        1999
                                                           ----        ----        ----        ----
    Weighted-average shares outstanding - Basic ......  23,388,175  22,931,602  23,340,298  22,862,843
    Dilutive effect of convertible debt instrument ...     500,000     750,000           -     750,000
    Dilutive effect of stock options .................   1,044,855   1,633,622   1,148,993   1,628,034
                                                        ----------  ----------  ----------  ----------
    Weighted-average shares outstanding - Diluted ....  24,933,030  25,315,224  24,489,291  25,240,877
                                                        ==========  ==========  ==========  ==========


    Net income as reported ...........................  $      7.7  $      7.7  $      8.2  $     11.0
    Addback of interest expense
    related to convertible debt, net of tax ..........         0.1         0.2           -         0.3
                                                        ----------  ----------  ----------  ----------
    Net income for diluted earnings per share ........  $      7.8  $      7.9  $      8.2  $     11.3
                                                        ==========  ==========  ==========  ==========

               BIOMATRIX, INC. AND SUBSIDIARIESNOTES TO CONDENSED
                 CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (unaudited)

NOTE 7 - SEGMENT DATA

        The following data is utilized by the Company's Executive Committee (the chief operating decision makers) when analyzing the performance of the Company. Given the importance of revenue growth and product launches, the Company analyzes its revenues by product line and sales destination. The Company does not allocate its assets to the various product lines, but does analyze its assets on a geographic basis. The following table presents the segment data for the three and six months ended June 30, 2000 and 1999 (in millions):

                                           Three months ended        Six months ended
                                                June 30,                 June 30,
                                           2000         1999         2000         1999
                                           ----         ----         ----         ----
    Net product sales:
        Synvisc (-Registered Trademark-):
           United States .........     $   15.8     $   13.3     $   27.6     $   25.9
           Rest of the world .....          3.6          3.8          7.4          7.0
        All other products .......          0.6          1.0          1.5          1.7
                                       --------     --------     --------     --------
        Total product sales ......     $   20.0     $   18.1     $   36.5     $   34.6
                                       ========     ========     ========     ========


                                                 June 30,    December 31,
                                                   2000         1999
                                                   ----         ----
    Identifiable assets (in millions):
        United States ......................     $  100.3     $   89.8
        Rest of the world ..................         10.0          9.2
                                                 --------     --------
        Total assets .......................     $  110.3     $   99.0
                                                 ========     ========


NOTE 8 - CONTINGENCIES

        In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform-Registered Tradmark-resulted from his consultancy and seeks a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The royalty Jarcho alleges he is entitled to would have totaled $0.4 million through June 30, 2000. The Company disagrees with Jarcho's claims and does not believe that Jarcho is owed any royalties on Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which the Company opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for November 2000. The Company has been defending this matter vigorously. In accordance with the Company's policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

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

        The Company expects that the aforementioned modifications will be made upon stockholder and board approvals and concurrent with the closing of the Merger which is anticipated to occur in the fourth quarter of fiscal 2000. At the time that the options and option plan are modified, Biomatrix will measure any compensation expense based on the stock price at the date that the modifications are made. The Company will record compensation expense in its financial statements with respect to the immediate acceleration of the options of the executive and non-employee directors at the modification date. The Company will record additional compensation expense for any unvested options that will accelerate at the date on which an employee is terminated. The amount of the compensation expense is based on the stock price at the date of modification and the unvested shares subject to acceleration.

                        BIOMATRIX, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 11 - SUBSEQUENT EVENT

        On July 21, and August 7, 15, and 30, 2000, class action lawsuits requesting unspecified damages were filed in the United States District Court for the District of New Jersey against Biomatrix and two of its officers and directors, Endre A. Balazs and Rory B. Riggs. In these actions, the plaintiffs seek to certify a class of all persons or entities who purchased or otherwise acquired Biomatrix common stock during the period between July 20, 1999 and April 25, 2000. The plaintiffs allege, amongst other things, that the defendants failed to accurately disclose information related to Biomatrix's product
Synvisc during the period between July 20, 1999 and April 25, 2000, and assert causes of action under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act. We disagree with these claims and believe that information related to Synvisc was properly disclosed. Biomatrix intends to defend these actions vigorously. Under the certificate of incorporation of Biomatrix, officers and directors of Biomatrix are entitled to indemnification for such claims from Biomatrix to the full extent permitted by Delaware law. The Company is presently unable to predict the ultimate outcome of these cases or whether they would have a material impact on the results of operations, financial position or cash flows of Biomatrix. We have not made any provisions for any liability that might result from these claims.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

        REVENUES. Total revenues for the three months ended June 30, 2000 were $27.2 million, representing an increase of $2.0 million or 8% over the same period of the prior year. Net product sales for the three months ended June 30, 2000 were $20.0 million, representing an increase of $1.9 million or 10% over the same period of 1999. This increase is primarily due to greater sales of Synvisc-Registered Trademark- to the Company's marketing partner in the United States which result from a greater than 100% increase in U.S. end-user sales by our marketing partner over the same period of the prior year. During the second quarter of 1999, Synvsic sales to our U.S. marketing partner included an inventory build sufficient to support the advertising campaign that was initiated in the second half of 1999. Product sales for the three months ended June 30, 2000 of $20.0 million was comprised of $19.2 million from supply price revenues and $0.8 million from formula price adjustment revenues. Product sales for the three months ended June 30, 1999 of $18.1 million was comprised of $17.7 million from supply price revenues and $0.4 million from formula price adjustment revenues. The number of units shipped and the average selling price per unit during the second quarter of 2000 was relatively consistent with the second quarter of 1999. Income from licenses, royalties and research contracts for the three months ended June 30, 2000 and 1999 each included milestone payments of $7.0 million related to achieving certain sales-related milestones. The milestone recognized in the second quarter of 2000 related to our marketing partner in the United States achieving $150 million of net sales of Synvsic on a rolling twelve month basis, while the milestone recognized in the second quarter of 1999 related to the same marketing partner achieving $100 million of net sales of Synvisc in the United States. Upon adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company's accounting policy for recognizing revenue related to up front and milestone payments will be to recognize revenue when all performance and economic commitments have been completed.

                        BIOMATRIX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (CONTINUED)

         COSTS AND EXPENSES. Total costs and expenses were $14.9 million for the three months ended June 30, 2000, representing an increase of $3.1 million or 26% over the same period of the prior year. Cost of goods sold for the second quarter of 2000 and 1999 was $6.0 million and $5.2 million, respectively, resulting in gross margins of 70% and 71%, respectively. This decrease in gross margin percentage is a result of a higher proportion of unit shipments from our US manufacturing facility which has unused capacity. Research and development expenses were $2.7 million for the second quarter of 2000, representing an increase of $0.7 million or 35% over the second quarter of 1999. The increase in research and development expenses is primarily related to greater expenses incurred for clinical trials of existing and pipeline products. Selling, general and administrative expenses for the second quarter of 2000 were $6.2 million, representing an increase of $1.6 million or 35%, over the second quarter of 1999. This increase is a result of higher market development costs related to Synvisc, the increased scope of international operations and higher legal fees. Selling, general and administrative expenses for the second quarter of 2000 included $0.8 million of merger related expenses, primarily legal costs

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(CONTINUED)

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

        For the six months ended June 30, 2000 the Company had positive cash flows from operations of $2.9 million resulting principally from positive operating results. During the six months ended June 30, 2000, the Company invested $0.9 million in property, plant, and equipment for research and testing equipment as well as for the continued completion of the exterior of the Company's U.S. manufacturing plant. During July 2000, the Company received $7.0 million related to the license fee receivable that was outstanding on June 30, 2000, and as a result the Company had cash and cash equivalents of $48.0 million as of July 31, 2000

                        BIOMATRIX, INC. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPOSED MERGER

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

        The Company expects that the aforementioned modifications will be made upon stockholder and board approvals and concurrent with the closing of the Merger which is anticipated to occur in the fourth quarter of fiscal 2000. At the time that the options and option plan are modified, Biomatrix will measure any compensation expense based on the stock price at the date that the modifications are made. Based on the market value of the Company's stock price on August 1, 2000, the Company estimates the impact of the immediate acceleration of the unvested options of the executive and non-employee directors to be approximately $0.5 million which will be recorded in the Company's financial statements at the modification date and up to $5.5 million related to the other options. The Company will record additional compensation expense for any unvested options that will accelerate at the date on which an employee is terminated. These amounts are subject to change based on the stock price at the date of modification and based on the unvested shares subject to acceleration.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LITIGATION

     On July 21, and August 7, 15, and 30, 2000, class action lawsuits requesting unspecified damages were filed in the United States District Court for the District of New Jersey against Biomatrix and two of its officers and directors, Endre A. Balazs and Rory B. Riggs. In these actions, the plaintiffs seek to certify a class of all persons or entities who purchased or otherwise acquired Biomatrix common stock during the period between July 20, 1999 and April 25, 2000. The plaintiffs allege, amongst other things, that the defendants failed to accurately disclose information related to Biomatrix's product Synvisc-Registered Trademark during the period between July 20, 1999 and April 25, 2000, and assert causes of action under the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under that Act. We disagree with these claims and believe that information related to Synvisc was properly disclosed. Biomatrix intends to defend these actions vigorously. Under the certificate of incorporation of Biomatrix, officers and directors of Biomatrix are entitled to indemnification for such claims from Biomatrix to the full extent permitted by Delaware law. The Company is presently unable to predict the ultimate outcome of these cases or whether they would have a material impact on the results of operations, financial position or cash flows of Biomatrix. We have not made any provisions for any liability that might result from these claims.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATE:       October 25, 2000                BIOMATRIX, INC.



                                            By: /s/ Endre A. Balazs
                                               ---------------------------------
                                               Endre A. Balazs
                                               Chief Executive Officer and
                                               Chief Scientific Officer




                                            By: /s/ Maxine Seifert
                                               ---------------------------------
                                               Maxine Seifert
                                               Vice President, Finance and
                                               Chief Financial Officer