Form 10-Q
period 2000-09-30
BIOMATRIX INC
filed 2000-11-14
CIK 747952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2000            COMMISSION FILE NUMBER 0-19373

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

                                    Yes   X          No
                                        ----            ----

The number of shares outstanding of the issuer's common stock as of the latest practicable date:

                     Class                              November 2, 2000
                     -----                              ----------------

        Common stock, $ 0.0001 par value                    23,636,129

                                 BIOMATRIX, INC.
                                 ---------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                               PAGE NO.
                                                                                               --------

PART I.           FINANCIAL INFORMATION

                  ITEM 1 - Unaudited Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and December 31, 1999 (Unaudited).......................      3

                  Condensed Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 2000 and 1999 (Unaudited)..............      4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2000 and 1999 (Unaudited)..................      5

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...........      6

                  ITEM 2

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................     12

PART II.          OTHER INFORMATION

                  ITEM 1 - Legal Proceedings.................................................     18

                  ITEM 6 - Exhibits and Reports on Form 8-K..................................     18


                  Signatures.................................................................     19

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (in millions, except share and par value data)

                                                                  September 30,       December 31,
                                                                           2000               1999
                                                                           ----               ----
     ASSETS
Current assets:
   Cash and cash equivalents ......................................    $   46.7            $  35.0
   Accounts receivable, less allowance for doubtful accounts ......        12.6               10.1
   Inventory, at lower of cost or market ..........................         8.2                8.5
   License fees receivable ........................................         1.6             --
   Prepaid expenses and other current assets ......................         4.2                3.2
                                                                       --------            -------

          Total current assets ....................................        73.3               56.8

Property, plant and equipment, net ................................        39.7               41.3
Other assets ......................................................         0.8                0.9
                                                                       --------            -------

          Total assets ............................................    $  113.8            $  99.0
                                                                       ========            =======

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................    $    3.4            $   1.3
   Accrued expenses ...............................................         7.0                8.0
   Notes payable - current ........................................         0.9                0.6
                                                                       --------            -------

           Total current liabilities ..............................        11.3                9.9

Notes payable - long term .........................................        11.1               11.9
                                                                       --------            -------

           Total liabilities ......................................        22.4               21.8
                                                                       --------            -------

Commitments and contingent liabilities

Shareholders' equity:
   Preferred stock, 3,000 shares authorized; none issued ..........      --                 --
   Common stock, $.0001 par value; 60,000,000 shares authorized;
     23,695,659 and 23,374,366 issued and 23,603,365 and
     23,282,072 outstanding in 2000 and 1999, respectively ........         0.0                0.0
   Additional paid-in capital .....................................        84.6               82.7
   Notes receivable - related parties .............................       (14.7)             (14.0)
   Retained earnings ..............................................        24.3               10.9
   Accumulated other comprehensive loss ...........................        (1.9)              (1.5)
   Treasury stock, 92,294 shares of common stock at cost ..........        (0.9)              (0.9)
                                                                       --------            -------

           Total shareholders' equity .............................        91.4               77.2
                                                                       --------            -------

          Total liabilities and shareholders' equity ..............    $  113.8            $  99.0
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

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in millions, except share and per share data)



                                                             Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                         ----------------------------      ----------------------------

                                                                2000             1999             2000             1999
                                                                ----             ----             ----             ----

Revenues:
Net product sales ..................................     $      20.8      $      18.1      $      57.3      $      52.7
Income from licenses, royalties
  and research contracts ...........................             1.7              0.2              9.1              7.4
                                                         -----------      -----------      -----------      -----------

         Total revenues ............................            22.5             18.3             66.4             60.1
                                                         -----------      -----------      -----------      -----------

Costs and expenses:
Cost of goods sold .................................             6.1              5.5             17.1             15.6
Research and development expenses ..................             2.3              2.4              7.6              6.6
Selling, general and administrative expenses .......             6.1              4.8             20.8             13.3
                                                         -----------      -----------      -----------      -----------

         Total costs and expenses ..................            14.5             12.7             45.5             35.5
                                                         -----------      -----------      -----------      -----------

Income from operations .............................             8.0              5.6             20.9             24.6

Interest expense ...................................            (0.2)            (0.3)            (0.7)            (1.2)
Interest and miscellaneous income ..................             1.0              0.5              2.3              1.1
                                                         -----------      -----------      -----------      -----------

Income before taxes ................................             8.8              5.8             22.5             24.5

Provision for income taxes .........................             3.7              2.5              9.2             10.2
                                                         -----------      -----------      -----------      -----------

Net income .........................................     $       5.1      $       3.3      $      13.3      $      14.3
                                                         ===========      ===========      ===========      ===========


Net income per share:
     Basic .........................................     $      0.22      $      0.14      $      0.57      $      0.63
                                                         ===========      ===========      ===========      ===========
     Weighted average shares outstanding ...........      23,522,716       22,977,604       23,401,104       22,901,096
                                                         ===========      ===========      ===========      ===========

     Diluted .......................................     $      0.21      $      0.14      $      0.55      $      0.59
                                                         ===========      ===========      ===========      ===========
     Weighted average shares outstanding ...........      24,470,059       24,211,895       24,394,914       24,387,890
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

                        BIOMATRIX, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in millions)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                          --------------------------

                                                                             2000               1999
                                                                             ----               ----
Cash flows from operating activities:
     Net income .....................................................     $  13.3            $  14.3
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization ................................         3.0                2.6
       Stock option compensation ....................................         0.1             --
     Change in assets and liabilities:
       Accounts receivable ..........................................        (2.5)              (3.4)
       Inventory ....................................................          .3               (1.4)
       License fees receivable, prepaid expenses
        and other current assets ....................................        (2.6)               7.0
       Other assets .................................................        (0.8)               0.6
       Accounts payable and accrued expenses ........................         1.1                4.2
                                                                          -------            -------

              Net cash provided by operating activities .............        11.9               23.9
                                                                          -------            -------

Cash flows from investing activities:
     Capital expenditures ...........................................        (1.2)              (8.4)
                                                                          -------            -------

              Net cash used for investing activities ................        (1.2)              (8.4)
                                                                          -------            -------

Cash flows from financing activities:
     Payments of notes payable ......................................        (0.5)              (5.1)
     Stock options exercised ........................................         1.9                0.8
                                                                          -------            -------

              Net cash provided by (used for) financing activities ..         1.4               (4.3)
                                                                          -------            -------

Effect of exchange rate changes on cash .............................        (0.4)               0.0
                                                                                             -------

Net increase in cash and cash equivalents ...........................        11.7               11.2
Cash and cash equivalents at beginning of period ....................        35.0               16.5
                                                                          -------            -------
Cash and cash equivalents at end of period ..........................     $  46.7            $  27.7
                                                                          =======            =======


Non-cash financing activities:
     Sale of common stock financed with notes receivable ............     $--                $   2.6


                     The accompanying notes are an integral
part of the condensed consolidated financial statements.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements at September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999 are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of the financial position at such dates and the operating results and cash flows for those periods. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included as part of the Company's Form 10-K, as amended and filed with the Securities and Exchange Commission. Results for interim periods are not necessarily indicative of results for the entire year.

NOTE 2 - INVENTORIES

         Inventories at September 30, 2000 and December 31, 1999 consisted of (in millions):


                                                 September 30,    December 31,
                                                     2000            1999
                                                     ----            ----
         Raw Materials......................         $1.1            $0.6
         Work-in-Process....................          6.0             7.2
         Finished Goods.....................          1.1             0.7
                                                     ----            ----
                                                     $8.2            $8.5
                                                     ====            ====


NOTE 3 - NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable - related parties relates to the acquisition of common stock of the Company at fair market value by certain officers and directors of the Company pursuant to the Company's 1997 Restricted Stock Plan. The notes are with full recourse and are payable with simple interest upon maturity. The balance of the notes, including accrued interest, at September 30, 2000 and December 31, 1999 was $14.7 million and $14.0 million, respectively. The notes mature over a range of dates from May 2007 to September 2009.

NOTE 4 - CONVERTIBLE DEBT

         In May 1998, the Company issued $15.0 million of subordinated convertible debt to a third party. The debt has a five-year term and a coupon rate of 6.9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the third party to convert the debt into common shares at $20 per share. In addition, the Company can call the debt at par after three years or after two years if certain conditions are satisfied. During the fourth quarter of 1999, the debt holder converted one-third, or $5.0 million, of the debt into 250,000 shares of common stock. Therefore at December 31, 1999 and September 30, 2000, there was $10.0 million of convertible debt outstanding.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                                   (unaudited)

NOTE 5 - COMPREHENSIVE INCOME

         Components of comprehensive income are net income and all other non-owner changes in equity, such as the change in the cumulative translation adjustment. The following table shows comprehensive income for the three and nine months ended September 30, 2000 and 1999 (in millions):

                                                               Three months ended           Nine months ended
                                                                  September 30,                September 30,
                                                                2000          1999          2000         1999
                                                                ----          ----          ----         ----
     Net income......................................          $ 5.1         $ 3.3         $13.3        $14.3
     Change in cumulative translation adjustment.....           (0.3)         (0.1)         (0.4)         0.4
                                                               -----         -----         -----        -----
     Comprehensive income............................          $ 4.8         $ 3.2         $12.9        $14.7
                                                               =====         =====         =====        =====



NOTE 6 - NET INCOME PER COMMON SHARE

         Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding for the period. Diluted net income per share is reflective of all common stock equivalents. The Company has convertible debt which was convertible into 500,000 and 750,000 shares of common stock at September 30, 2000 and 1999, respectively (see Note 4). This instrument has not been included in diluted earnings per share for all periods presented because its effect would be anti-dilutive. A reconciliation of weighted-average shares outstanding from basic to diluted for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                                    Three months ended             Nine months ended
                                                                      September 30,                  September 30,
                                                                        2000          1999            2000           1999
                                                                        ----          ----            ----           ----
     Weighted-average shares outstanding - Basic ..........       23,522,716    22,977,604      23,401,104     22,901,096
     Dilutive effect of stock options......................          947,343     1,234,291         993,810      1,486,794
                                                                  ----------    ----------      ----------     ----------
     Weighted-average shares outstanding - Diluted.........       24,470,059    24,211,895      24,394,914     24,387,890
                                                                  ==========    ==========      ==========     ==========

                        BIOMATRIX, INC. AND SUBSIDIARIES

                                   (unaudited)

NOTE 7 - SEGMENT DATA

         The following data is utilized by the Company's Executive Committee (the chief operating decision makers) when analyzing the performance of the Company. Given the importance of revenue growth and product launches, the Company analyzes its revenues by product line and sales destination. The Company does not allocate its assets to the various product lines, but does analyze its assets on a geographic basis. The following table presents the segment data for the three and nine months ended September 30, 2000 and 1999 (in millions):

                                                                       Three months ended             Nine months ended
                                                                          September 30,                 September 30,
                                                                        2000           1999           2000           1999
                                                                        ----           ----           ----           ----
     Net product sales:
         Synvisc(R):
              United States ...............................            $16.7          $13.4          $44.3          $39.3
              Rest of the world ...........................              3.2            3.8           10.6           10.8
         All other products ...............................              0.9            0.9            2.4            2.6
                                                                       -----          -----          -----          -----
         Total product sales ..............................            $20.8          $18.1          $57.3          $52.7
                                                                       =====          =====          =====          =====

                                                                         September 30,    December 31,
                                                                             2000            1999
                                                                             ----            ----
     Identifiable assets (in millions):
         United States.................................................    $100.9           $89.8
         Rest of the world.............................................      12.9             9.2
                                                                           ------           -----
         Total assets..................................................    $113.8           $99.0
                                                                           ======           =====


NOTE 8 - LITIGATION

         In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform(R) resulted from his consultancy and seeks a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The royalty Jarcho alleges he is entitled to would have totaled $ 0.5 million through September 30, 2000. The Company disagrees with Jarcho's claims and does not believe that Jarcho is owed any royalties on Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which the Company opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for January 2001. The Company has been defending this matter vigorously. In accordance with the Company's policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8 - LITIGATION (CONTINUED)

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

         In consideration of SAB 101 and the guidance contained therein, we are re-examining all elements and provisions of our contracts, specifically non-refundable license fees and milestones, to determine the impact of SAB 101 on our policy of recording revenue. Based on our most recent analysis and our understanding of the requirements, we have revised our previous estimates and currently anticipate that the implementation of SAB 101 will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash, after-tax charge is currently estimated to be approximately $2.2 million. Such amount would be recorded as deferred revenue and recognized as revenue in future periods. We will continue to assess the impact of SAB 101 as additional guidance and interpretations evolve over the remainder of the year. We intend to implement changes resulting from SAB 101 in the fourth quarter of 2000.

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

         Consummation of the Merger is subject to the adoption of the Agreement and Plan of Merger by the Biomatrix stockholders, the approval of the issuance of GZBX Stock in the Merger and the necessary amendments of Genzyme's charter by the Genzyme stockholders, including the approval of the exchange of GSP Stock for GZBX Stock by GSP stockholders and the exchange of GTR Stock for GZBX Stock by GTR stockholders and certain other customary closing conditions. The Biomatrix stockholders' meeting is scheduled for December 7, 2000 and the Genzyme stockholders' meeting is scheduled for December 15, 2000.

         Certain officers of Biomatrix holding an aggregate of approximately 36.2% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, as a condition to Genzyme's entering into the Merger Agreement, Biomatrix has granted Genzyme an option to purchase 4.6 million shares of Biomatrix Common Stock at a price of $30 per share. The option may only be exercised by Genzyme upon the termination of the Merger Agreement resulting from our shareholders' voting against the merger or our entering into an alternative transaction that is recommended by our Board.

                        BIOMATRIX, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10- PROPOSED MERGER (CONTINUED)

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

         The Company's business is subject to significant risks. Certain statements contained in this Form 10-Q are forward-looking within the meaning of
Section 27A of the Securities Act of 1933 and involve risks and uncertainties which could cause the results of operations and the financial position of the Company to be materially adversely affected, including, but not limited to, the outcome of class action lawsuits against the company, the regulatory approval process, obtaining and enforcing patents, reimbursement by private health care providers, manufacturing capabilities, projected earnings and financial results, growing product demand, product liability, inventory levels of our marketing partners, future product development, the mailing of a joint proxy statement/prospectus and the holding of a special stockholders meeting in connection with the formation of Genzyme Biosurgery, the future growth and success of Genzyme Biosurgery, conditions in the financial markets relevant to the proposed creation of Genzyme Biosurgery, the likelihood of regulatory and other approvals of the transaction, the operational integration associated with the formation of Genzyme Biosurgery and other risks generally associated with a transaction of this type, and other risks detailed in Biomatrix' reports filed under the Securities Exchange Act, including Forms 10-Q and Biomatrix' annual report on Form 10-K for the year ended December 31, 1999, each as amended. We rely on distribution partners to sell our products in the U.S. and in many other major markets. These distribution partners make independent decisions about the amount of our products they will purchase in any given quarter based on a number of factors, including their estimate of future sales in their marketing territories and the level of inventory they decide to maintain at any given time. Further, a portion of the Company's revenues may be based on payments from corporate license and distribution agreements. Therefore, our total revenues and net income will fluctuate from quarter to quarter. Some of these fluctuations may be significant and, as a result, quarter to quarter comparisons may not be meaningful.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUES. Total revenues for the three months ended September 30, 2000 were $22.5 million, representing an increase of $4.2 million or 23.0% over the same period of the prior year. Net product sales for the quarter ended September 30, 2000 of $20.8 million were comprised of $19.5 million from supply price revenues and $1.3 million from formula price adjustment revenues. Net product sales for the quarter ended September 30, 1999 of $18.1 million were comprised of $17.4 million from supply price revenues and $0.7 million from formula price adjustment revenues. The increase in net product sales of $2.7 million, a 14.9% increase over the 1999 third quarter, was comprised of $2.1 million in supply price revenues and $0.6 million in formula price adjustment revenues. The increase in supply price revenues was due primarily to higher average prices and increased unit shipments during the third quarter of 2000 versus the same period of 1999. Income from licenses, royalties and research contracts for the three months ended September 30, 2000 included $1.5 million earned upon receipt of reimbursement approval for Synvisc in France from Boehringer Ingelheim, Biomatrix' marketing partner for Synvisc in France. Upon adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company's accounting policy for recognizing revenue related to up front and milestone payments will be to recognize revenue when all performance and economic commitments have been completed and is not expected to have a material impact on the Company's revenue recognition policies.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (CONTINUED)

           COSTS AND EXPENSES. Total costs and expenses were $14.5 million for the three months ended September 30, 2000, representing an increase of $1.8 million or 14.2% over the same period of the prior year. Cost of goods sold for the third quarter of 2000 and 1999 were $6.1 million and $5.5 million, respectively, resulting in gross margins of 70.7% and 69.6%, respectively. This increase in gross margin percentage is a result of higher average prices and formula price adjustment revenues. Research and development expenses were $2.3 million for the third quarter of 2000, representing a decrease of $0.1 million or 4.2% from the third quarter of 1999. Selling, general and administrative expenses for the third quarter of 2000 were $6.1 million, representing an increase of $1.3 million or 27.1%, over the third quarter of 1999. This increase is a result of higher market development costs related to Synvisc, the increased scope of international operations and higher legal fees. Selling, general and administrative expenses for the third quarter of 2000 also included $0.3 million of merger related expenses, primarily legal costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

         REVENUES. Total revenues for the nine months ended September 30, 2000 were $66.4 million, representing an increase of $6.3 million or 10.5% over the same period of the prior year. Net product sales for the nine months ended September 30, 2000 of $57.3 million were comprised of $54.1 million from supply price revenues and $3.2 million from formula price adjustment revenues. Net product sales for the nine months ended September 30, 1999 of $52.7 million were comprised of $50.1 million from supply price revenues and $ 2.6 million from formula price adjustments. The increase in net product sales of $4.6 million, an 8.7% increase over the 1999 nine month period, was comprised of $4.0 million in supply price revenues and $0.6 million in formula price adjustment revenues. The increase in supply price revenues was due primarily to higher average prices during the nine months of 2000 versus the same period of 1999. Income from licenses, royalties and research contracts for the nine months ended September 30, 2000 and September 30, 1999 was $9.1 million and $7.4 million, respectively. A $7.0 million milestone was recognized in 2000 related to our marketing partner in the United States achieving $150 million of net sales on a rolling twelve-month basis. The 2000 period also included $1.5 million earned upon receipt of reimbursement approval for Synvisc in France from Boehringer Ingelheim, Biomatrix' marketing partner for Synvisc in France. The 1999 period included a $7.0 million milestone earned related to our marketing partner in the United States achieving $100 million of net sales on a rolling twelve-month basis. Upon adoption of Staff Accounting Bulletin No. 101, "Revenue Recognition," the Company's accounting policy for recognizing revenue related to up front and milestone payments will be to recognize revenue when all performance and economic commitments have been completed and is not expected to have a material impact on the Company's revenue recognition policies.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (CONTINUED)

         COSTS AND EXPENSES. Total costs and expenses were $45.5 million for the nine months ended September 30, 2000, representing an increase of $10.0 million or 28.2% over the same period of the prior year. Cost of goods sold for the nine months ended September 30, 2000 and 1999 were $17.1 million and $15.6 million, respectively, resulting in gross margins of 70.2% and 70.4%, respectively. Research and development expenses were $7.6 million for the first nine months of 2000, representing an increase of $1.0 million or 15.2% over the comparable period in 1999. The increase in research and development expenses is primarily related to increased clinical expenses. Selling, general and administrative expenses for the first nine months of 2000 were $20.8 million, representing an increase of $7.5 million or 56.4% over the first nine months of 1999. This increase is due to $3.0 million of marketing expenses related to the Company's U.S. advertising campaign for Synvisc, the increased scope of the Company's global activities and $1.4 million of merger related expenses, primarily legal costs.

INCOME TAXES

         The Company recorded federal and state tax provisions totaling $9.2 million and $10.2 million for the nine months ended September 30, 2000 and 1999, respectively. The consolidated effective tax rate for the first nine months of 2000 was 40.0% as compared to 41.6% for the first nine months of 1999.

         As of September 30, 2000 the Company had $0.5 million of net deferred U.S. tax assets included in other long-term assets on its balance sheet, as it is more likely than not that the Company will realize the benefit of these assets. The Company has provided a full valuation allowance on certain foreign-related deferred tax assets due to their uncertainty of realization.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash and cash equivalents of $46.7 million at September 30, 2000. Overall, the Company's cash position increased by $11.7 million during the nine months ended September 30, 2000.

         The Company's operations and capital growth over the past several years have been financed by its sales of products, up-front non-refundable license fee payments from corporate partners and the private placement of debt and equity securities. Since January 1, 1997, and through September 30, 2000, the Company has received $43.4 million from non-refundable milestone and license fee payments and $19.8 million from the private placement of equity and debt securities.

         For the nine months ended September 30, 2000 the Company had positive cash flows from operations of $11.9 million resulting principally from positive operating results. During the nine months ended September 30, 2000, the Company invested $1.2 million in property, plant, and equipment for research and testing equipment as well as for the continued completion of the exterior of the Company's U.S. manufacturing plant. During July 2000, the Company received $7.0 million related to the milestone and license fee receivable that was earned in the second quarter of 2000.

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

         Consummation of the Merger is subject to the adoption of the Agreement and Plan of Merger by the Biomatrix stockholders, the approval of the issuance of GZBX Stock in the Merger and the necessary amendments of Genzyme's charter by the Genzyme stockholders, including the approval of the exchange of GSP Stock for GZBX Stock by GSP stockholders and the exchange of GTR Stock for GZBX Stock by GTR stockholders and certain other customary closing conditions. The Biomatrix stockholders' meeting is scheduled for December 7, 2000 and the Genzyme stockholders' meeting is scheduled for December 15, 2000.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

PROPOSED MERGER (CONTINUED)

         Certain officers of Biomatrix holding an aggregate of approximately 36.2% of the outstanding shares of Biomatrix Common Stock have agreed to vote their shares of Biomatrix Common Stock in favor of the Merger until the earlier to occur of the completion of the Merger or 5 days after the termination of the Merger Agreement. In addition, as a condition to Genzyme's entering into the Merger Agreement, Biomatrix has granted Genzyme an option to purchase 4.6 million shares of Biomatrix Common Stock at a price of $30 per share. The option may only be exercised by Genzyme upon the termination of the Merger Agreement resulting from our shareholders' voting against the merger or our entering into an alternative transaction that is recommended by our Board.

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

         The Company expects that the aforementioned modifications will be made upon stockholder and board approvals and concurrent with the closing of the Merger which is anticipated to occur in the fourth quarter of fiscal 2000. At the time that the options and option plan are modified, Biomatrix will measure any compensation expense based on the stock price at the date that the modifications are made. Based on the market value of the Company's stock price on November 2, 2000, the Company estimates the impact of the immediate acceleration of the unvested options of the executive and non-employee directors to be approximately $0.3 million which will be recorded in the Company's financial statements at the modification date and up to $3.9 million related to the other options. The Company will record additional compensation expense for any unvested options that will accelerate at the date on which an employee is terminated. These amounts are subject to change based on the stock price at the date of modification and based on the unvested shares subject to acceleration.

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

      In consideration of SAB 101 and the guidance contained therein, we are re-examining all elements and provisions of our contracts, specifically non-refundable license fees and milestones, to determine the impact of SAB 101 on our policy of recording revenue. Based on our most recent analysis and our understanding of the requirements, we have revised our previous estimates and currently anticipate that the implementation of SAB 101 will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash, after-tax charge is currently estimated to be approximately $2.2 million. Such amount would be recorded as deferred revenue and recognized as revenue in future periods. We will continue to assess the impact of SAB 101 as additional guidance and interpretations evolve over the remainder of the year. We intend to implement changes resulting from SAB 101 in the fourth quarter of 2000.

                        BIOMATRIX, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LITIGATION

         In October 1996, Michael Jarcho filed suit against Biomatrix in the United States District Court for the Southern District of California seeking to recover damages and declaratory judgment for our alleged breach of Jarcho's consulting agreement with Biomatrix, dated December 2, 1988. The agreement provides that Biomatrix is to pay royalties to Jarcho for products that result from his consultancy. Jarcho contends that Hylaform(R) resulted from his consultancy and seeks a royalty on the Company's past and future net sales of Hylaform as well as punitive damages and recovery of attorney fees. The royalty Jarcho alleges he is entitled to would have totaled $ 0.5 million through September 30, 2000. The Company disagrees with Jarcho's claims and does not believe that Jarcho is owed any royalties on Hylaform sales. On January 10, 1997, the court dismissed Jarcho's case on the grounds that the agreement requires such disputes to be brought exclusively in New Jersey state court. Jarcho moved for a partial reconsideration of the decision, which the Company opposed, and his motion was denied. On June 16, 1997, Jarcho filed suit in New Jersey state court. A tentative trial date has been set for January 2001. The Company has been defending this matter vigorously. In accordance with the Company's policy on contingencies, a provision has been made in the accompanying consolidated financial statements for estimated legal fees expected to be incurred in defending the matter vigorously. The Company is presently unable to predict the ultimate outcome of this matter or whether it would have a material impact on the results of operations, financial position or cash flows of Biomatrix. The Company has not made any provisions for any liability that might result from the claims made by Jarcho.

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

                        BIOMATRIX, INC. AND SUBSIDIARIES

ITEM 1.   LEGAL PROCEEDINGS

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

           10.1 Agreement and Plan of Merger among Genzyme Corporation, Seagull Merger Corporation, and Biomatrix, Inc., dated as of March 6, 2000, as amended through October 25, 2000 as filed as an Annex to Registration No. 333-34972 and incorporated herein by reference thereto.

           27.1   Financial Data Schedule

B.   REPORTS ON FORM 8-K

           None

                        BIOMATRIX, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November  14, 2000       BIOMATRIX, INC.



                                By: /s/ Endre A. Balazs
                                    --------------------------------------------
                                    Endre A. Balazs
                                    Chief Executive Officer and
                                    Chief Scientific Officer

                                By: /s/ Maxine Seifert
                                    --------------------------------------------
                                    Maxine Seifert
                                    Vice President, Finance and Chief Financial
                                    Officer

                        BIOMATRIX, INC. AND SUBSIDIARIES


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 14, 2000        BIOMATRIX, INC.




                                By:
                                    --------------------------------------------
                                    Endre A. Balazs
                                    Chief Executive Officer and
                                    Chief Scientific Officer

                                By:
                                    --------------------------------------------
                                    Maxine Seifert
                                    Vice President, Finance and Chief Financial
                                    Officer